Form 10QSB
period 2001-09-30
PINNACLE FOODS INC
filed 2001-11-19
CIK 1127395

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of he Securities Exchange
     Act of 1934


For the quarterly period ended September 30, 2001
                               ------------------

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ___________ to _________

         Commission file number    000-31148
                                ------------------

                              PINNACLE FOODS, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

          Pennsylvania                                       23-3008972
--------------------------------                        ----------------------
 (State or Other Jurisdiction of                          (I.R.S. Employer
 Incorporation or Organization)                          Identification No.)

                     980 Glasgow Street, Pottstown, PA 19464
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                  610-705-3620
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


--------------------------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal ear, if Changed
                               Since Last Report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes            No      X
         -----       ------


                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes            No
         -----       ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 26,006,988
                                                    -------------------

         Transitional Small Business Disclosure Format (check one):

Yes            No
         -----       ------

                                      INDEX



   PART I
   FINANCIAL INFORMATION

   Item 1.  Financial Statements...........................................3

   Item 2.  Management's Discussion and Analysis or Plan of Operation.....10



   PART II
   OTHER INFORMATION

   Item 1.  Legal Proceedings.............................................12

   Item 6.  Exhibits and Reports on Form 8-K..............................12

                                     PART I
                              FINANCIAL INFORMATION

Item 1.   Financial Statements

                              PINNACLE FOODS, INC.
                                  Balance Sheet
                               September 30, 2001
                                   (Unaudited)

                                     ASSETS

Current Assets:
     Cash                                                        $  1,969,968
     Trade Receivables, less Allowance of $25,595                   3,773,012
     Inventory                                                        926,325
     Prepaid Expenses                                                 143,255
                                                                 ------------
         Total Current Assets                                       6,812,560
                                                                 ------------

Fixed Assets:
     Property and Equipment                                         4,080,680
     Less Accumulated Depreciation                                   (810,761)
                                                                 ------------
         Total Fixed Assets                                         3,269,919
                                                                 ------------

Other Assets:                                                          33,494
                                                                 ------------

Total Assets:                                                    $ 10,115,973
                                                                 ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Current Installments on Capital Lease Obligations           $    264,903
     Accounts Payable                                               2,297,613
     Accrued Expenses                                                 412,967
                                                                 ------------
         Total Current Liabilities                                  2,975,483
                                                                 ------------

Long Term Liabilities
         Capital Lease Obligations Less Current Installments          731,814
         Notes Payable                                              2,500,000
                                                                 ------------
         Total Long Term Liabilities                                3,231,814
                                                                 ------------

Stockholders' Equity:
     Common Stock                                                     269,134
     Additional Paid-In Capital                                    12,094,296
     Deficit                                                       (8,114,601)
     Deferred Compensation                                           (340,153)
                                                                 ------------
         Total Stockholders Equity                                  3,908,676
                                                                 ------------

Total Liabilities and Stockholders' Equity                       $ 10,115,973
                                                                 ============

See notes to condensed financial statements.

                                                        PINNACLE FOODS, INC.
                                                      Statements of Operations
                                                            (Unaudited)

                                             For the Three Month Period Ended       For the Nine Month Period Ended
                                                       September 30                           September 30
                                            -----------------------------------    -----------------------------------

                                                 2001                2000               2001                2000
                                            ----------------    ---------------    ----------------    ---------------
Sales                                       $  11,964,020       $   3,833,319      $  30,932,513       $   5,949,686

Cost of Goods Sold                             11,914,058           4,165,099         30,571,897           6,443,518
                                            ----------------    ---------------    ----------------    ---------------

Gross Profit                                       49,962            (331,780)           360,616            (493,832)

General and Administrative Expenses             1,116,210             737,140          2,414,206           1,307,303
                                            ----------------    ---------------    ----------------    ---------------

Loss from Operations                           (1,066,248)         (1,068,920)        (2,053,590)         (1,801,135)

Other Expenses
     Interest (Net)                                11,475             158,985            128,529             201,050
     Depreciation                                 157,041             113,661            449,466             226,495
                                            ----------------    ---------------    ----------------    ---------------

                                                  168,516             272,646            577,995             427,545

Net Loss                                    $  (1,234,764)      $  (1,341,566)     $  (2,631,585)      $  (2,228,680)
                                            ================    ===============    ================    ===============

Loss Per Share
     Basic                                  $    (0.05)         $    (0.14)        $    (0.15)         $     (0.25)
     Diluted                                $    (0.05)         $    (0.14)        $    (0.15)         $     (0.25)

Weighted Average Shares Outstanding
     Basic
     Diluted                                   26,006,988           9,323,380         17,217,513           8,753,300
                                               26,006,988           9,323,380         17,217,513           8,753,300


See notes to condensed financial statements.

                                     PINNACLE FOODS, INC.
                                   Statements of Cash Flows
                                         (Unaudited)

                                                           For the Nine Month Periods Ended
                                                                      September 30
                                                          ---------------------------------

                                                              2001                  2000
                                                          -----------           -----------
Cash Flows Used for Operating Activities
     Net Loss                                             $(2,631,585)          $(2,228,680)
     Adjustments
         Provision for Doubtful Accounts                         --                  25,595
         Depreciation and Amortization                        449,466               226,495
         Deferred Compensation                                 78,497                  --
         Common Stock Issued for:
              Interest                                         23,818               166,000
              Consulting                                      128,000               213,600
              Compensation                                       --                 125,600
         Changes in Assets and Liabilities
              Trade Receivables                            (2,482,818)           (1,015,250)
              Other Receivables                                95,410               (95,410)
              Inventory                                      (448,560)             (543,261)
              Prepaid Expenses                                (93,421)              (14,242)
              Accounts Payable                               (590,262)            2,056,091
              Accrued Expenses                                136,662               407,829
                                                          -----------           -----------

Net Cash Used for Operating Activities                     (5,334,793)             (675,633)
                                                          -----------           -----------

Cash Flows Used for Investing Activities
     Purchase of Property and Equipment                      (868,331)             (784,714)
     Other Assets                                              (3,347)              (26,865)
                                                          -----------           -----------

Net Cash Used for Investing Activities                       (871,678)             (811,579)
                                                          -----------           -----------

Cash Flows From Financing Activities
     Proceeds from Issuance of Common Stock, Net            5,909,567               944,000
     Proceeds from Issuance of Convertible Debt                  --               1,095,240
     Proceeds from Issuance of Debt                         2,500,000               320,000
     Repayments on Debt                                          --                (382,454)
     Repayments on Capital Lease Obligations                 (233,128)             (227,140)
                                                          -----------           -----------

Net Cash Provided by Financing Activities                   8,176,439             1,749,646
                                                          -----------           -----------

Net Increase in Cash                                        1,969,968               262,434

Cash, Beginning of Year                                          --                  92,271
                                                          -----------           -----------

Cash, End of Period                                       $ 1,969,967           $   354,705
                                                          ===========           ===========

                                  PINNACLE FOODS, INC.
                                Statements of Cash Flows
                                       (Unaudited)
                                       (Continued)



Supplemental Disclosures of Cash Flow Information
     Interest Paid during the Period                     $  116,512           $  58,638

     Non-cash Items
         Purchase of Equipment under Capital Lease
         Agreements                                      $  181,775           $ 819,438
         Debt Converted into Common Stock                   400,000                -
         Forgiveness of Debt from Shareholder                  -                270,000
         Common Stock issued for Equipment                     -                311,325



See notes to condensed financial statements.


                                                       PINNACLE FOODS, INC.
                                                Statement of Stockholders' Equity
                                            Nine Month Period Ended September 30, 2001
                                                           (Unaudited)

                                          Common stock
                                         $.01 par value
                                  50,000,000 shares authorized
                                    -------------------------
                                       Shares                       Additional
                                     issued or                        paid-in                       Deferred
                                      issuable        Amount          capital        Deficit      Compensation      Total
                                    --------------------------------------------------------------------------------------------
Balance, January 1, 2001              13,367,298  $   133,673     $  5,768,372   $(5,483,016)  $  (418,650)    $        379

Net Loss                                                                          (2,631,585)                    (2,631,585)

Grant of Compensatory Options                                                                        78,497          78,497

Common Stock Issued or Issuable For:
     Cash, Net                        13,003,494       130,035       5,779,532                                    5,909,567
     Consulting                          160,000         1,600         126,400                                      128,000
     Interest                             15,879           159          23,659                                       23,818
     Convertible Debt                    366,667         3,667         396,333                                      400,000
                                    --------------------------------------------------------------------------------------------

Balance, September 30, 2001          26,913,338   $    269,134    $ 12,094,296   $(8,114,601)  $  (340,153)    $  3,908,676
                                    ============================================================================================


See notes to condensed financial statements.

                              PINNACLE FOODS, INC.
                     Notes to Condensed Financial Statements
                               September 30, 2001

1.       Basis of Presentation.
         ---------------------

         The unaudited condensed financial statements have been produced by Pinnacle Foods, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Registration Statement on From 10-SB, as amended. In the opinion of the Company, all adjustments, including normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2001 and the results of its operations and cash flows for the three and nine month periods ended September 30, 2001 have been included. The results of operations for the interim period are not necessarily indicative of the results for the year.

2.       Accounting Policies.
         -------------------

         There have been no changes in accounting policies used by the Company during the quarter ended September 30, 2001.

3.       Summary of Business.
         -------------------

         The Company, incorporated on July 20, 1999 in the Commonwealth of Pennsylvania, prepares case-ready meats for distribution to retailers in the Northeastern United States. It grants credit to its customers without requiring collateral.

4.       Inventory.
         ---------

         The Company's inventories are valued at the lower of first-in, first-out or market. Inventories at September 30, 2001 consist of the following:

                  Beef, pork, veal, lamb           $       265,476
                  Packaging supplies                       463,364
                  Finished goods                           197,485
                                                   ---------------

                                                   $       926,325

5.       Stockholders' Equity.
         --------------------

         In June of 2001, the Company entered into an agreement with Smithfield Foods, Inc. ("Smithfield") in which Smithfield purchased shares of the Company which resulted in Smithfield's owning 50% of the issued and outstanding shares upon completion of the transaction for a purchase price of $6,000,000.

6.       Notes Payable.
         -------------

         During 2001, the Company repaid $400,000 of convertible bonds with its common stock. The conversion ratio for these borrowings ranged between $1.00 and $1.50 per share. In conjunction with Smithfield transaction noted above, Smithfield provided the Company with a $30,000,000 revolving line of credit. The Company's outstanding balance under the line of credit bears interest at 1% above prime and is secured by all of the Company's assets. The loan will mature in five years. At September 30, 2001, the Company's outstanding balance under the line of credit was $2.5 million.

7.       Stock Options.
         -------------

         During 2001, the Company granted 375,000 stock options. The exercise price of these stock options range between $1.00 to $1.25 per share. In addition, options to purchase 25,000 shares were forfeited.


8.       Net Loss Per Share.
         ------------------

         Basic loss per share ("EPS") is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of common stock issuable upon exercise of stock options. No adjustments to earnings were made for purposes of per share calculations. There were no dilutive potential common shares in 2001 or 2000 because the assumed exercise of the options would be anti-dilutive.

Item 2.     Management's Discussion and Analysis or Plan of Operation

         Sales for the nine-month period ended September 30, 2001 were $30.9 million, representing an increase of approximately $25.0 million over sales of $5.9 million from the corresponding period of 2000. This increase was primarily the result of the increase in the volume of products handled (due in part to increasing sales to existing customers as well as sales to new customers) but was also partially due to a change in the mix of products sold in favor of higher priced items. As the diversity of services that the Company offers continues to grow, customers are increasing both the range of products as well as the quantity ordered.

         Cost of goods sold for the nine-month period ended September 30, 2001 was $30.6 million which resulted in a gross profit of approximately $0.3 million. By comparison, cost of goods sold for the nine-month period ended September 30, 2000 was $6.4 million, which resulted in a gross loss of approximately $0.5 million. General and administrative expenses for the nine-month period ended September 30, 2001 were $2.4 million as compared to $1.3 for the comparable period of the prior year. This increase of $1.1 million resulted from costs associated with increased quality assurance functions, increased insurance expense, increased general management expense and increased freight and commission expenses. The move of the majority of operations to the Pottstown facility in the first quarter and subsequently, the move of all operations to Pottstown in the second quarter was initiated to control costs more effectively. The Philadelphia facility is currently being used as a storage facility.

         Interest expense (net) for the nine-month period ended September 30, 2001 was approximately $0.1 million compared to approximately $0.2 million for the comparable period of 2000. This decrease in interest expense is due to the repayment of loans in late 2000 as well as an increase in interest earned on investments. The net loss for the nine-month period of 2001 was approximately $2.6 million as compared to $2.2 million for 2000.

         The Company has lost money continually since inception; however, the loss in September, 2001 was significantly lower than the losses in both July and August of 2001. The principal reason for the magnitude of the loss in July and August is the Company's agreement to adopt a branded program for one of its major customers that resulted in significant operational changes and processes which have now been overcome.

         Liquidity and Capital Resources

         Until the closing of the Smithfield transactions in June 2001, the Company had been chronically undercapitalized. Although the Company had a line of credit with a small bank for a short time period, the line was supported by personal guarantees of shareholders or officers. The Company's minimal equity position of $379 at December 31, 2000 resulted from start-up expenses that were funded through operations and private offerings of capital stock or convertible debt. The Company currently has no convertible debt outstanding. On May 17, 2001, Smithfield loaned the Company $2.0 million, which the Company repaid on the closing date of the Smithfield transactions, June 27, 2001.

         Although the Company's liquidity problem prior to the closing of the Smithfield transactions had not prevented the Company from filling orders (i.e.

by preventing the Company from purchasing necessary raw materials or paying its workforce), it had caused the Company to seek capital infusions repeatedly since commencement of business and has required the indulgence periodically of Company vendors.

         Generally, the Company maintains an inventory of meat supplies using the trade credit programs of its suppliers, which allow the Company to purchase meat supplies with payment due within seven days. The Company's liquidity difficulty prior to the closing of the Smithfield transactions was exacerbated by the requirement that it pay for meat supplies sooner than it was able to get paid by its customers, and because, in the case of the Company's largest customer, its meat supplier was also the paying agent for the customer. This paying agent deducted current meat purchases from prior amounts owed to the Company by the customer before remitting payment to the Company.

         By completing the Smithfield transactions, the Company addressed its liquidity problem in two ways. First, the Company's immediate need for capital was addressed by the $6 million purchase price paid by Smithfield for its equity stake in the Company. Second, the Company received a $30 million line of credit through Smithfield on terms that the Company had not been able to obtain before establishing the relationship with Smithfield. The amounts which may be borrowed on the line are limited, however, to the Net Amount of Eligible Accounts plus the Net Amount of Eligible Inventory (each as defined in the applicable Credit Agreement) plus such other amounts as Smithfield may in its reasonable digression allow. The Smithfield transactions should allow the Company to meet its capital needs for sufficient capital in the immediate future. Management is cautiously optimistic that operations will improve in the future; however, if they do not, there is no assurance that the Smithfield transactions will provide sufficient capital for the Company to operate successfully on a long-term basis.

         Because of the liquidity provided by the purchase of the shares sold to Smithfield, as well as the working capital available under the Smithfield line of credit, the Company has terminated the prior arrangement by which it dealt with a meat supplier that was also acting as paying agent for a large Company customer. The combination of cash availability under the Smithfield line and the change referred to in the preceding sentence has increased Company liquidity significantly. Nonetheless, the Company continues to consume significant amounts of cash to fund ongoing operating losses and increases in accounts receivable in excess of the sum of the increase in accounts payable plus the amounts available under the Smithfield line.

         At September 30, 2001, the Company had $2.0 million of cash (and cash equivalents). The Company's current ratio at September 30, 2001 was 2.29. Because of the limitations on the amounts which can be borrowed under the Smithfield line of credit, if the Company continues to consume cash at the rate which prevailed during the first nine months of 2001, the Company will deplete its cash resources by the fall of 2002.

                                     PART II
                                OTHER INFORMATION

Item 1.   Legal Proceedings

         All material developments were "previously reported" (within the meaning of Rule 12b-2 under the Exchange Act) in the Third Amendment to the Company's Registration Statement on Form 10-SB filed with the Commission contemporaneously with this Quarterly Report.

Item 6.   Exhibits and Reports on Form 8-K

         The Company filed no Current Reports on Form 8-K during the three month period ended September 30, 2001.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              PINNACLE FOODS, INC.


Date:  November 16, 2001                      By: /s/ Michael D. Queen
                                                  -----------------------------
                                                  Michael D. Queen, President