Form 10QSB/A
period 2001-09-30
PINNACLE FOODS INC
filed 2001-12-27
CIK 1127395

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-QSB/A
                                (Amendment No. 1)

(Mark One)


[X] Quarterly report under Section 13 or 15(d) of he Securities Exchange Act of 1934


For the quarterly period ended September 30, 2001
                               ------------------


[ ] Transition report under Section 13 or 15(d) of the Exchange Act


For the transition period from ___________ to _________

         Commission file number          000-31148
                                 -----------------------------

                              PINNACLE FOODS, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

      Pennsylvania                                       23-3008972
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                       (I.R.S. Employer
 Incorporation or Organization)                      Identification No.)

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

Yes            No
         -----       ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes
of common equity, as of the latest practicable date:            26,006,988
                                                      -------------------------

         Transitional  Small Business Disclosure Format (check one):

Yes            No
         -----       ------

                                      INDEX



     PART I
     FINANCIAL INFORMATION

     Item 1.  Financial Statements............................................3

     Item 2.  Management's Discussion and Analysis or Plan of Operation......10

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


                                                        PINNACLE FOODS, INC.
                                                      Statements of Operations
                                                            (Unaudited)


                                             For the Three Month Period Ended       For the Nine Month Period Ended
                                                       September 30                           September 30
                                            -----------------------------------    -----------------------------------

                                                 2001                2000               2001                2000
                                            ----------------    ---------------    ----------------    ---------------
Sales                                       $  11,964,020       $   3,833,319      $  30,932,513       $   5,949,686

Cost of Goods Sold                             11,914,058           4,165,099         30,571,897           6,443,518
                                            ----------------    ---------------    ----------------    ---------------

Gross Profit                                       49,962            (331,780)           360,616            (493,832)

Depreciation and Amortization                     157,041             113,661            449,466             226,495

General and Administrative Expenses             1,116,210             737,140          2,414,206           1,307,303
                                            ----------------    ---------------    ----------------    ---------------

Operating Expenses                              1,273,251             850,801          2,863,672           1,533,798
                                            ----------------    ---------------    ----------------    ---------------

Loss from Operations                           (1,223,289)         (1,182,581)        (2,503,056)         (2,027,630)

Other Expenses
     Interest (Net)                                11,475             158,985            128,529             201,050
                                            ----------------    ---------------    ----------------    ---------------

Net Loss                                    $  (1,234,764)      $  (1,341,566)     $  (2,631,585)      $  (2,228,680)
                                            ================    ===============    ================    ===============

Loss Per Share
     Basic                                  $    (0.05)         $    (0.14)        $    (0.15)         $     (0.25)
     Diluted                                $    (0.05)         $    (0.14)        $    (0.15)         $     (0.25)

Weighted Average Shares Outstanding
     Basic
     Diluted                                   26,006,988           9,323,380         17,217,513           8,753,300
                                               26,006,988           9,323,380         17,217,513           8,753,300

See notes to condensed financial statements.

                                                        PINNACLE FOODS, INC.
                                                      Statements of Cash Flows
                                                            (Unaudited)


                                                                               For the Nine Month Periods Ended
                                                                                         September 30
                                                                   ---------------------------------------------------------

                                                                              2001                          2000
                                                                   ---------------------------    --------------------------
Cash Flows Used for Operating Activities
     Net Loss                                                      $         (2,631,585)          $        (2,228,680)
     Adjustments
         Provision for Doubtful Accounts                                              -                        25,595
         Depreciation and Amortization                                          449,466                       226,495
         Deferred Compensation                                                   78,497                             -
         Common Stock Issued for:
              Interest                                                           23,818                       166,000
              Consulting                                                        128,000                       213,600
              Compensation                                                            -                       125,600
         Changes in Assets and Liabilities
              Trade Receivables                                              (2,482,818)                   (1,015,250)
              Other Receivables                                                  95,410                       (95,410)
              Inventory                                                        (448,560)                     (543,261)
              Prepaid Expenses                                                  (93,421)                      (14,242)
              Accounts Payable                                                 (590,262)                    2,056,091
              Accrued Expenses                                                  136,662                       407,829
                                                                   ---------------------------    --------------------------

Net Cash Used for Operating Activities                                       (5,334,793)                     (675,633)
                                                                   ---------------------------    --------------------------

Cash Flows Used for Investing Activities
     Purchase of Property and Equipment                                        (868,331)                     (784,714)
     Other Assets                                                                (3,347)                      (26,865)
                                                                   ---------------------------    --------------------------

Net Cash Used for Investing Activities                                         (871,678)                     (811,579)
                                                                   ---------------------------    --------------------------

Cash Flows From Financing Activities
     Proceeds from Issuance of Common Stock, Net                              5,909,567                       944,000
     Proceeds from Issuance of Convertible Debt                                       -                     1,095,240
     Proceeds from Issuance of Debt                                           2,500,000                       320,000
     Repayments on Debt                                                               -                      (382,454)
     Repayments on Capital Lease Obligations                                   (233,128)                     (227,140)
                                                                   ---------------------------    --------------------------

Net Cash Provided by Financing Activities                                     8,176,439                     1,749,646
                                                                   ---------------------------    --------------------------

Net Increase in Cash                                                          1,969,968                       262,434

Cash, Beginning of Year                                                               -                        92,271
                                                                   ---------------------------    --------------------------

Cash, End of Period                                                $          1,969,967           $           354,705
                                                                   ===========================    ==========================


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


                                                       PINNACLE FOODS, INC.
                                                 Statement of Stockholders' Equity
                                            Nine Month Period Ended September 30, 2001
                                                            (Unaudited)

                                          Common stock
                                         $.01 par value
                                   50,000,000 shares authorized
                                   ----------------------------
                                      Shares                       Additional
                                    issued or                        paid-in                     Deferred
                                     issuable         Amount         capital        Deficit     Compensation      Total
                                    ---------------------------------------------------------------------------------------------
Balance, January 1, 2001              13,367,298  $   133,673     $  5,768,372  $ (5,483,016)  $ (418,650)    $        379

Net Loss                                                                          (2,631,585)                   (2,631,585)

Grant of Compensatory Options                                                                       78,497          78,497

Common Stock Issued or Issuable For:
     Cash, Net                        13,003,494       130,035       5,779,532                                   5,909,567
     Consulting                          160,000         1,600         126,400                                     128,000
     Interest                             15,879           159          23,659                                      23,818
     Convertible Debt                    366,667         3,667         396,333                                     400,000
                                    -------------------------------------------------------------------------------------------

Balance, September 30, 2001          26,913,338   $    269,134    $ 12,094,296  $ (8,114,601)  $ (340,153)    $  3,908,676
                                    ===========================================================================================


See notes to condensed financial statements.

                              PINNACLE FOODS, INC.
                     Notes to Condensed Financial Statements
                               September 30, 2001

1.       Basis of Presentation.
         ---------------------

         The unaudited condensed financial statements have been produced by Pinnacle Foods, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Registration Statement on Form 10-SB, as amended. In the opinion of the Company, all adjustments, including normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2001 and the results of its operations and cash flows for the three and nine month periods ended September 30, 2001 have been included. The results of operations for the interim period are not necessarily indicative of the results for the year.

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

6.       Notes Payable.
         -------------

         During 2001, the Company repaid $400,000 of convertible bonds with its common stock. The conversion ratio for these borrowings ranged between $1.00 and $1.50 per share. In conjunction with the Smithfield transaction noted above, Smithfield provided the Company with a $30,000,000 revolving line of credit. The Company's outstanding balance under the line of credit bears interest at 1% above prime and is secured by all of the Company's assets. The loan will mature in five years. At September 30, 2001, the Company's outstanding balance under the line of credit was $2.5 million.

7.       Stock Options.
         -------------

         During the first nine months of 2001, the Company granted 375,000 stock options. The exercise price of these stock options range between $1.00 to $1.25 per share. In addition, options to purchase 25,000 shares were forfeited.

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

Item 2.     Management's Discussion and Analysis or Plan of Operation

         Sales for the nine-month period ended September 30, 2001 were $30.9 million, representing an increase of approximately $25.0 million over sales of $5.9 million from the corresponding period of 2000. This increase was almost exclusively the result of the increase in the volume of products handled, but also partially due to a change in the mix of products sold in favor of higher priced items. As the diversity of services that the Company offers continues to grow, customers are increasing both the range of products as well as the quantity ordered. Although the Company perceives an increasing demand for its services, its existing facilities limit the revenues which can be generated from its operations. Consequently, the Company has been searching for alternative or additional production space for some time. Several properties have been identified, but no lease or Agreement of Sale for any of them has been signed.

         Cost of goods sold for the nine-month period ended September 30, 2001 was $30.6 million which resulted in a gross profit of approximately $0.3 million. By comparison, cost of goods sold for the nine-month period ended September 30, 2000 was $6.4 million, which resulted in a gross loss of approximately $0.5 million. Operating expenses for the nine-month period ended September 30, 2001 were $2.9 million as compared to $1.5 for the comparable period of the prior year. This increase of $1.4 million resulted from costs associated with increased quality assurance functions, increased insurance expense, increased general management expense, increased depreciation and amortization expense, and increased freight and commission expenses. The move of the majority of operations to the Pottstown facility in the first quarter and subsequently, the move of all operations to Pottstown in the second quarter was initiated to control costs more effectively. The Company continues to use the Philadelphia facility as a storage facility, and occasionally as a production facility.

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

         By completing the Smithfield transactions, the Company addressed its liquidity problem in two ways. First, the Company's immediate need for capital was addressed by the $6 million purchase price paid by Smithfield for its equity stake in the Company. Second, the Company received a $30 million line of credit through Smithfield on terms that the Company had not been able to obtain before establishing the relationship with Smithfield. The amounts which may be borrowed on the line of credit are limited, however, to the Net Amount of Eligible Accounts plus the Net Amount of Eligible Inventory (each as defined in the applicable Credit Agreement) plus such other amounts as Smithfield may, in its reasonable discretion, allow. The Smithfield transactions should allow the Company to meet its capital needs for sufficient capital in the immediate future. Management is cautiously optimistic that operations will improve in the future; however, if they do not, there is no assurance that the Smithfield transactions will provide sufficient capital for the Company to operate successfully on a long-term basis.

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



                                             PINNACLE FOODS, INC.


Date:    December 27, 2001                   By:  /s/ Tom McGreal
                                                ----------------------------
                                                Tom McGreal, Vice President