Form 10KSB40
period 2001-12-31
PENNEXX FOODS INC
filed 2002-03-29
CIK 1127395

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                          ----------------------------


                                   FORM 10-KSB
(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

For the fiscal year ended December 31, 2001
                          -----------------

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _________

         Commission file number                   000-31148
                                   --------------------------------------------

          PENNEXX FOODS, INC. (formerly known as PINNACLE FOODS, INC.)
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

       Pennsylvania                                         23-3008972
----------------------------------                   ----------------------
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

         Securities registered under Section 12(b) of the Exchange Act:

                                                  Name of Each Exchange
    Tile of Each Class                             on Which Registered
--------------------------------------------------------------------------------

         None
--------------------------------------------------------------------------------

         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, Par Value $0.01 per share
--------------------------------------------------------------------------------
                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes        X    No
          -----       ------

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB.



         State issuer's revenues for its most recent fiscal year: $42.3 million
                                                                  -------------

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer computed by reference to the closing sale price of such common equity, as of March 25, 2002 was approximately $25,763,000.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         The number of shares outstanding of the issuer's common stock, par value $0.01 per share as of March 25, 2002 was 26,424,822.

         Transitional Small Business Disclosure Format (check one):

Yes             No      X
          -----       ------

                       DOCUMENTS INCORPORATED BY REFERENCE

         Definitive Proxy Statement to be filed within 120 days of the end of the issuer's fiscal year.

                                     PART I


Item 1.    Description of Business.

         Introduction

         Pennexx Foods, Inc. ("Pennexx" or the "Company") was incorporated under the name Pinnacle Foods, Inc. on July 20, 1999 in the Commonwealth of Pennsylvania to provide case-ready meat packaging services to retailers. "Case-ready" refers to meat products that can be taken out of a box and put directly into a retailer's meat case without any further processing or packaging. Using what Pennexx believes is advanced technology, Pennexx can achieve the trimming, cutting, wrapping, labeling, and pricing of a retail product with extended shelf life that cannot be achieved at the store level. Pennexx's service also allows its customers to avoid dealing with an increasing shortage of butchers available to work at retail locations. Unlike some of its competitors which only handle some species of meat, Pennexx cuts, packages, processes, and delivers case-ready beef, pork, lamb, and veal.

         Pennexx's business is regulated in large part by the United States Department of Agriculture (the "USDA"). Pennexx has instituted several key methodologies to ensure that its products are in compliance with the USDA's inspection methodology, the Hazard Analysis Critical Control Point program ("HACCP"). The Company currently leases plants in Pottstown, Pennsylvania and Philadelphia, Pennsylvania. (See, Item 2, "Properties.")

         Strategically located in the highly populated area of the northeastern United States, Pennexx believes it has developed a production process that requires less skilled labor per pound than that currently being employed by supermarkets. This process allows the Company to produce what it believes is a superior product to supply the meat needs of retailers at an efficient price.

         The demand for case-ready meat products in the supermarket and the price club sector, where customers who are members of a wholesale buying club purchase in bulk, has grown rapidly in recent years as labor, food safety, product consistency, and consumers' buying habits have all become issues of great importance. In this environment, the supermarket industry is exploring strategic alliances with selected vendors to create a vertically integrated supply chain, which will allow them to manage their needs in these product areas.

         The industry segment served by Pennexx has seen tremendous change in the past few years. Convenience for the retail consumers, added value for the retailer to increase margins, a longer shelf life for better inventory management, and a marketing program geared toward the concept of "sell through" have become the action plans of forward looking supermarket companies. Because Pennexx's process can replace a supermarket's backroom (where the meat is trimmed, cut, wrapped, labeled and priced), Company customers can remove Pennexx's products from their shipping container and place them directly into the case for resale. This plan of retail distribution permits customers to engage in "elective marketing," whereby the customer markets (and therefore purchases from Pennexx) only the specific cuts of meat products that the customer wants. By contrast, a supermarket that maintains a backroom would inevitably produce a greater variety of cuts of meat product, including some which might not fit the supermarket's marketing plan.

         Substantially all of the production line equipment necessary for Pennexx's operations has been obtained from Robert Reiser & Co. Conveyor belts connect key functions of the Company's equipment, which includes cutting, wrapping, loading, grinding, labeling, and other equipment. Also included is equipment used to create a modified atmosphere in each case-ready package. Modified atmosphere packaging ("MAP") refers to the use of deep barrier foam and plastic trays to house the meat, and the process of heat sealing the lid tightly, evacuating the atmosphere in the package, and replacing it with a proprietary mixture including oxygen. This process extends shelf life, keeps the meat an appetizing bright meat color (using no additives), and eliminates leakage. Pennexx has invested time and product to perform shelf life studies under varying conditions of temperature and handling abuse to determine the best method of creating the MAP.

         Pennexx's case-ready packaging process is meant to be a high volume and high efficiency product line process whereby the Company processes whole loins, cut, packaged, weighed and priced for delivery to the retailer. Waste product is removed by a rendering contractor.

         Customers and Suppliers

         Although Pennexx's products are sold at approximately 800 retail locations throughout the northeastern United States, the Company directly sells regularly to only about fifteen supermarket chains, including ShopRite, Pathmark, Giant and A&P. Pennexx has only a few customers because it services primarily large and medium sized retail supermarket chains of which there are relatively few located in any particular geographic region. The loss of any significant customer would, therefore, have a material adverse effect on the Company's business. In the year ended December 31, 2001, Pennexx's largest customer accounted for approximately 58% of sales and together, its largest two customers accounted for approximately 86% of sales, collectively. In the year ended December 31, 2000, Pennexx's largest customer accounted for approximately 51% of sales and its largest three customers accounted for approximately 94% of sales, collectively. Pennexx does not have a written agreement with any customers; orders are placed periodically, usually once or twice per week. Although Pennexx was the first supplier of case-ready meats to many of its present customers, currently Pennexx is not the exclusive supplier of case-ready meats to any of its customers.

         Historically, Pennexx has purchased uncut meat from between ten and fifteen suppliers. Sometimes Pennexx's customer dictates the source of meat supply, but in many cases the Company is free to select the supplier. The Company believes it is on good terms with its suppliers. The meat supply industry is consolidating and it is, therefore, likely that fewer suppliers will be available to service the Company's requirements in the future. If Pennexx becomes unable to obtain reliable sources of supply because of such consolidation or for any other reason, it would have an adverse effect on the Company's business. However, as a result of the investment by Smithfield Foods, Inc. ("Smithfield") in 2001 (See, Item 1, "Business - Smithfield Transaction"), the Company believes its access to beef and pork is less likely to be uninterrupted then if the Smithfield transactions had not occurred.

         Pennexx delivers product almost exclusively through independent trucking fleets. The Company does lease one tractor-trailer that it uses to deliver its products to individual retail stores that are testing a case-ready program. Currently, Pennexx delivers products to a central location for each customer; the customers then redistribute the product as they deem appropriate. Pennexx estimates the practical limitation on its ability to service such centralized distribution sites is approximately 300 miles from Pennexx's Pottstown facility.

         Employees

         Employees at the Company's facilities are represented by Local 56 of the United Food and Commercial Workers' Union, AFL-CIO (the "Union"). Pennexx's collective bargaining agreement with this Union expires in 2004. Pennexx employs approximately 200 people at the Pottstown facility. The Philadelphia facility is currently being used as a storage facility. The Company, therefore, does not employ anyone at that facility. Pennexx considers its relations with its employees to be good.

         Competition

         Pennexx's management believes that competition in the market for case-ready meats is currently based primarily on availability and reliability: a supplier's ability consistently and reliably to deliver a variety of meat products. Although Pennexx knows of no major competitor in its target market area that cuts and packages all the types of meat which Pennexx does, there are some regional case-ready firms that sell some meat products that compete with Pennexx. Moreover, Excel, a subsidiary of Cargill, Incorporated, has opened a case-ready plant in Hazleton, Pennsylvania. Excel's Hazleton operation competes with the Company most directly in the sale of grinds but also produces case-ready pork and beef products. As the number of suppliers that produce a full-line of case-ready products increases, price will become an increasingly significant basis for competition.

         Pennexx does not believe that the case-ready concept lends itself well to the long transportation time required from central meat processors (located mainly in the Midwest). Once the product is prepared for retail sale (by portioning, wrapping, labeling, and pricing), its shelf life is set at approximately eight to ten days; the case-ready meat producer must be in close proximity to its customers which want the product in its case for as much of its shelf life as possible to reduce shrinkage. Shrinkage refers to the loss of product that has aged beyond its self-life while waiting to be sold from the retailer's case. For this reason, Pennexx believes that a case-ready packer/processor must be located near its customers.

         Pennexx's management believes that the case-ready meat industry is still young. Accordingly, it is very likely that as the industry matures, other companies in the meat packaging and production industries will become competitors of Pennexx. These potential competitors may include supermarket chains, meat packaging companies, slaughterhouses, and other participants in the food industry. In fact, all the major meat production companies have entered the case-ready business. If the trend to case-ready distribution continues, Pennexx believes it is highly likely that more of them will enter the Northeastern United States before long. Moreover, Smithfield itself operates a case-ready pork plant located in Virginia. If and when other companies enter or expand their existing operations in the industry, they will probably have greater financial and other resources, management experience, and contacts than the Company does. Additionally, these companies may be able to purchase their raw materials at a lower cost than the Company can. In the event that any of these things occur, there would likely be a detrimental effect on the Company's business.

         Intellectual Property

         The Company's management believes that the Company is not dependent on its intellectual property, but believes that the proprietary mixture used in the MAP and related know-how is significant. The Company has proprietary, trade secret information, trademarks (unregistered and a pending application), and copyrights.

         Pennexx sought and achieved the right to participate in the program for Certified Angus Beef. This program allows Pennexx to produce Certified Angus Beef (CAB) products and to sell these products to licensed customers. To participate in the CAB program, the Company went through an application process that included an interview of management and a third party inspection of the Company's facilities and procedures to ensure that they meet the CAB program standards. Pennexx is one of the only CAB MAP producers in the country. Pennexx believes that retail customers recognize Certified Angus Beef as a high quality product.

         Government Regulation

         Like other participants in the meat processing industry, Pennexx is subject to various laws and regulations administered by Federal, state and other entities. Management of the Company believes that Pennexx complies with all such laws and regulations in all material respects. To ensure compliance, the Company must file an Application for Federal Meat Inspection (an "Application for USDA Inspection") pursuant to which a USDA inspector inspects the Pottstown plant every day that the plant operates. Pennexx's plants operate under the USDA's inspection regulations pursuant to a currently effective Application for USDA Inspection. Pennexx historically has and will continue to work with the USDA inspectors to comply with all applicable USDA regulations.

         Under the USDA HACCP program, responsibility for inspection of product and facility has shifted in great part to individual processors such as the Company. Each processor is responsible to review, write, audit, and maintain records regarding all aspects of its operations. The processor must review its facility, operations, process flow, sanitation and people. The processor then must identify any potential areas (points) that can cause problems with or contaminate product. Pennexx's employees must be HACCP certified to be eligible to work at Pennexx's plants. Pennexx has instituted several key methodologies to ensure that its plants, employees, and products are in compliance with the USDA inspection methodology and the HACCP program.

         Smithfield Transactions

         Pennexx believes it enjoys a strategic advantage as a result of its experience during the past two years and because of its geographical location. Seeking to exploit these perceived strategic advantages, Pennexx has grown its business each quarter since its inception. However, in late 2000 and into 2001, Pennexx found that it needed a significant amount of capital to finance the growth already experienced and to continue this growth. To meet this need, management considered the possibility of a strategic relationship with a large meat production company. After identifying Smithfield Foods, Inc. as the most appropriate equity partner and having Smithfield execute a Confidentiality Agreement, the Company began negotiating the outline, amount and nature of a potential equity investment by Smithfield in Pennexx.

         Pennexx and Smithfield entered into a Stock Purchase Agreement dated May 31, 2001 (the "Purchase Agreement") pursuant to which the Company sold and Smithfield bought 13,003,494 shares of Company Common Stock, representing a fifty percent (50%) interest in the Company. Smithfield paid Pennexx consideration of $6 million, or approximately $0.45 per share. In the transaction, Smithfield has acquired a Warrant (the "Warrant") which permits Smithfield to purchase additional shares of Common Stock under certain circumstances described below. The parties executed a $30 million revolving credit agreement (the "Credit Agreement"), a Standstill Agreement which provides limitations on certain activities in which Pennexx and Smithfield can each engage (the "Standstill Agreement"), and related matters (together, the "Smithfield transactions"). On June 27, 2001, the Company held a Special Meeting of Shareholders at which the Company's shareholders approved the Smithfield transactions.

         Ellis M. Shore, who before the Smithfield transactions was a shareholder of more than five percent of the issued and outstanding shares of the Common Stock of Pennexx, and Michael Queen, a shareholder, a director, and the President of Pennexx, are parties to several of the agreements, which together make-up the Smithfield transactions. In each case, each of Mr. Shore and Mr. Queen is a party in his individual capacity as a shareholder of the Company. Neither Mr. Shore nor Mr. Queen received any compensation from the transactions. Pennexx has agreed to indemnify Messrs. Queen and Shore and each of Pennexx's other directors and officers from any claims arising from the Smithfield transactions.

         A summary of the terms of the principal agreements between the Company and Smithfield is set forth below.

1.       The Warrant

         The Warrant protects Smithfield's fifty percent equity interest in Pennexx from dilution in certain circumstances. The Warrant gives Smithfield the right to purchase, from time to time, the number of shares of Common Stock issued to any person other than Smithfield, if such issuance has not been approved by at least one director of the Company who was nominated by Smithfield or was not otherwise in compliance with the Standstill Agreement. In particular, Smithfield will have the right to purchase additional shares of the Common Stock when any person who currently holds an option to purchase shares of the Common Stock exercises that option.

         The exercise price under the Warrant depends on the circumstances under which Pennexx issues the Common Stock. When Pennexx issues shares of the Common Stock other than issuances of stock in accordance with or as permitted by the terms of the Standstill Agreement, the purchase price will be $0.01 per share. This discount will strongly discourage Pennexx from issuing shares of the Common

Stock other than pursuant to the exercise of an existing option or otherwise in accordance with the Standstill Agreement. The Term of the Warrant expires after the later of: (1) the date on which the last currently existing option expires or thirty days after its exercise, and (2) the date on which the Limitation Period expires (see below, "The Standstill Agreement").

2.       The Standstill Agreement

         The Standstill Agreement helps define the business relationship between Pennexx and Smithfield. Pennexx, Smithfield, and shareholders Ellis Shore and Michael Queen each agree to act in conformity with the parties' understanding of this business relationship. To this end, Pennexx, Smithfield, Shore and Queen have agreed, among other things, (1) not to change the number of directors on Pennexx's Board and (2) to vote their shares in order to ensure that Pennexx's Board will remain composed of five directors: two nominees of Smithfield, two nominees of Shore, and one nominee of Queen.

         Pursuant to the Standstill Agreement, during the Limitation Period (defined below), Smithfield is not permitted to:

          o Directly or indirectly, purchase or tender for any shares of the Common Stock, or propose, cause or vote in favor of any merger or consolidation including Pennexx on the one hand and Smithfield or any affiliate thereof on the other hand;

          o Directly or indirectly, sell or otherwise transfer any shares of Common Stock, with some limited exceptions;

          o Directly or indirectly, solicit proxies in opposition to any solicitation by Pennexx's Board; or

          o Improperly use (including improper disclosure) any customer lists, trade secrets, and other proprietary information of Pennexx's acquired by Smithfield because of the business relationship between them.

         Furthermore, if Smithfield desires to sell any shares of the Common Stock in compliance with the limited restrictions referred to above, Pennexx will have an assignable right of first refusal to purchase such shares. If either Mr. Queen or Mr. Shore desires to sell any or all of his shares of Company Common Stock, Smithfield will have a right of first offer for a period of five days.

         The Limitation Period begins on the date of the Standstill Agreement, June 27, 2001, and terminates on the earliest of (1) June 27, 2006, (2) the last day of the sixth consecutive calendar quarter in which Pennexx has a net loss computed in accordance with Generally Accepted Accounting Principles, (3) the first date on which neither Shore nor Queen is a Beneficial Owner of Voting Securities (as defined in the Standstill Agreement), and (4) the last day of the calendar quarter on which the net worth of Pennexx falls below $2 million.

3.       Registration Rights Agreement

         Under the Registration Rights Agreement, Smithfield may at any time demand that Pennexx register the Registrable Shares (as defined in the Registration Rights Agreement) under the Securities Act of 1933. Under certain circumstances and as often as such circumstances arise, when Pennexx or other holders of the Common Stock propose to register shares of Common Stock, Smithfield may upon notice to Pennexx, demand that its shares of Common Stock be included in any such registration under the Securities Act of 1933 subject to typical black-out periods and underwriters' cutbacks, a so-called piggy-back registration. Smithfield is required to pay the costs of any demand registration, and must pay its own costs in connection with any piggy-back registration.

4.       Credit Agreement

         Under the Credit Agreement, Smithfield agreed, subject to certain conditions, to extend a $30 million revolving line of credit to Pennexx. Pennexx may borrow from Smithfield under this line of credit an amount equal to 100% of the Company's eligible accounts receivable and inventory. Pennexx may also borrow other amounts within the reasonable discretion of Smithfield. Absent an Event of Default, Pennexx will pay Smithfield interest on its outstanding balances under the line of credit at an annual rate of one percent (1%) over the prime rate announced from time to time by J. P. Morgan Chase & Co.

         The line of credit is secured by a lien on all of Pennexx's assets, including after-acquired inventory and accounts receivable (the "Collateral"). Pennexx also promises not to encumber the Collateral without Smithfield's written consent. The Credit Agreement defines Events of Default under the line of credit to include (1) Pennexx's failure to meet its payment obligations, (2) Pennexx's failure to maintain a positive equity position, (3) Pennexx's default on other significant obligations, and (4) Pennexx's becoming bankrupt, insolvent or otherwise unable to pay its debts when they come due.

5.       Subsequent Events

         Subsequent to the Smithfield closing, Smithfield agreed to contribute 493,333 shares of Common Stock to the capital of the Company; such shares are being cancelled. As a result of this change, the purchase price per share payable by Smithfield for its shares of Pennexx Common Stock increased from approximately $0.45 per share to approximately $0.48 per share.

         In addition, the parties have modified the Credit Agreement to allow the Company to borrow up to $2,000,000 to purchase the Tabor Road facility (see, Item 2. "Properties"), up to an additional $2,000,000 to renovate the facility, and up to an additional $6,500,000 to purchase equipment with which to furnish the facility. The Company has agreed to give Smithfield a mortgage on the Tabor Road facility and a security interest in the fixtures and equipment installed there.

         The Company has applied for up to $2.75 million of below-market rate loans through the Philadelphia Industrial Development Authority with respect to the Tabor Road facility. The Company has agreed to pay down borrowings on the Smithfield line of credit by all amounts received as a result this application, and Smithfield has agreed to subordinate its mortgage and security interests to the liens of the lender(s) making any such loans to the Company.

         Available Information

         As a reporting company under the Securities Exchange Act of 1934, Pennexx is required regularly to file materials with the Securities and Exchange Commission (the "SEC" or the "Commission"). The public may read and copy these materials at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information relating to the operation of the Reference Room may be obtained by calling 1-800-SEC-0330. The SEC maintains an Internet site (http:\\www.sec.gov) that contains information relating to issuers that file these materials electronically. The Company's periodic reports may be accessed at this site.

Item 2.  Description of Property.

         Pennexx currently leases two facilities. One facility is located at 980 Glasgow Street, Pottstown, Pennsylvania 19464. The Pottstown facility currently serves as the Company's executive offices and the location where it processes red meat, pork, lamb, and veal under USDA inspection. The Pottstown facility is approximately 40,000 square feet in size. The lease expires on April 30, 2002, and the Company expects to vacate the premises shortly thereafter. The current annual base rental obligation for the Pottstown facility is approximately $96,000. The Company is currently involved in litigation with the landlord of the Pottstown facility. (See, Item 3, "Legal Proceedings.")

         Pennexx also leases a facility located at 934 North 3rd Street, Philadelphia, Pennsylvania 19123. The Philadelphia facility is approximately 15,000 square feet in size, and currently used for warehousing. The lease for this facility expires on August 31, 2002, but the Company has the option to renew the lease for an additional three year term. The current annual rental obligation for the Philadelphia facility is approximately $72,000. The Philadelphia facility is beneficially owned by the parents of Samuel Lundy, the former President of the Company. Currently, the Company uses the Philadelphia facility primarily for storage, but it is USDA approved and can be used for production.

         Pennexx has agreed to purchase a 145,000 square foot facility on ten acres of land located in Philadelphia, Pennsylvania for a purchase price of $2,000,000. Closing under the agreement is scheduled for April 2002. The Company intends to move its executive offices and all operations to this facility by the end of the third quarter of 2002, and to vacate its other two facilities when the lease for each of those properties terminates.

Item 3.  Legal Proceedings.

         The Company is involved in a dispute with the landlord at the Pottstown facility. Proceedings began on November 11, 2000 in the Montgomery County Court of Common Pleas. The landlord has alleged that the Company failed to make timely rental payments and is seeking damages and ejectment. The Company's defense is that the rent was withheld because of the landlord's prior failure to honor its obligations to make certain improvements at the property. All rents due to date have either been paid to the landlord or deposited into escrow. Since the commencement of the litigation, the landlord has filed a voluntary petition for protection from its creditors under Chapter 11 of the Bankruptcy Code. The

Company has defeated the landlord's initial attempt to have the case between them heard before the Federal bankruptcy court. If the Company were to lose this suit, whether before the Montgomery County Court or the Federal bankruptcy court, the landlord could eject the Company from the property, and the Company could lose some or all of the benefit of certain improvements made to the property in the aggregate approximate amount of $200,000.

         On December 7, 2001, Robert V. Matthews, a shareholder of the Company, filed a complaint against the Company in the United States District Court for the District of Connecticut. A description of the facts underlying Mr. Matthews complaint are as follows.

         On November 22, 2000, the Company and Mr. Matthews entered into an agreement pursuant to which he agreed to assist the Company in obtaining debt financing to be used for a potential expansion into New England and for working capital purposes (the "Matthews Agreement"). At the time of his engagement, Mr. Matthews was also the holder of a note payable by the Company in the face amount of $0.3 million. The agreement between the Company and Mr. Matthews provided that the Company would issue 1.1 million shares of Company common stock to him on February 1, 2001. The agreement further provided that, upon the closing of debt financing in the amount of at least $9.5 million procured by Mr. Matthews pursuant to the Matthews Agreement, the Company would issue a second group of
1.1 million shares of Company common stock to him. The Company received two offers of financing (one of which arrived after the agreement had been terminated by the Company) through Mr. Matthews' efforts. These offers were individually and in the aggregate substantially below the threshold amount required by the Matthews Agreement. Moreover, these proposed transactions were inconsistent with and far less attractive than those contemplated by the Matthews Agreement and accordingly, the Company rejected them. The Company terminated the Matthews Agreement in accordance with its terms on April 6, 2001.

         The Matthews Agreement also provided that if, prior to the completion of such debt financing and prior to the termination of the Matthews Agreement, more than 30% of the Company's outstanding shares of common stock were sold in a single transaction or a series of related transactions, Mr. Matthews would be entitled to receive the second group of 1.1 million shares. The Matthews Agreement further provided that if the Company sold new shares at a price of less than $2.50 per share at any time after Mr. Matthews became entitled to receive the second group of 1.1 million shares, the number of shares otherwise deliverable pursuant to the Matthews Agreement would be increased in accordance with a formula that varies inversely with the sales price for such newly sold shares. Finally, the Matthews Agreement granted Mr. Matthews an option to acquire, for no additional consideration, up to 2,000,000 additional shares of Company common stock if any such debt financing were forgiven by the lender(s) under specified circumstances. Because none of the contingencies described in this paragraph occurred, the Company does not believe it has liability to Mr. Matthews for any shares referred to in this paragraph.

         In the Complaint, Mr. Matthews has demanded that the Company issue and deliver to him (a) 2.2 million shares of Pennexx Common Stock, (b) an option to purchase for no additional consideration 2.0 million shares of Pennexx Common

Stock, and (c) shares of Pennexx Common Stock in payment of his $0.3 million loan. In addition, Mr. Matthews has accused the Company of unfair and deceptive business practices.

         Finally, Mr. Matthews asserts that he is entitled to an unspecified number of additional shares of Pennexx Common Stock under the anti-dilution provisions of the Matthews Agreement which he further alleges, will result in the required additional issuances of shares to Smithfield and to him ad inifinitem thereby effectively diluting other common shareholders of their interest in the Company. Mr. Matthews has also demanded interest, costs and attorneys' fees.

         The Company denies the allegations in the Matthews complaint and intends to contest them vigorously. The Company has numerous defenses to the Complaint including that the Matthews Agreement is void and unenforceable. Under the Matthews Agreement, the Company's $0.3 million debt to him stopped accruing interest and was required to be converted to shares of Company Common Stock at a conversion price of $1 per share. In 2001 a certificate was issued for shares on account of this debt, but the share certificate has not been delivered because of uncertainties regarding the extent of the Company's obligations, which will ultimately be resolved in the pending litigation.

         The Company has resolved its dispute with The Iowa Packing Company concerning the Company's use of the name "Pinnacle Foods, Inc." The parties executed a Settlement Agreement pursuant to which the Company has promised to forbear from using the name "Pinnacle Foods" in connection with its sales of meat products.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

                                     PART II


Item 5.  Market For Common Equity and Related Stockholder Matters.

         Pennexx Common Stock has been quoted on the OTC Bulletin Board since February 7, 2002. The Common Stock trades under the symbol "PNNX." From August 21, 2000 until February 7, 2002, such shares were quoted over the counter. The following table sets forth the high and low closing sales prices for the Common Stock during the time periods indicated:

                                                               High              Low
         2002
               First Quarter (through March 25, 2002)         $ 2.82            $ 1.10

         2001
               Fourth Quarter                                 $ 1.75            $ 1.25
               Third Quarter                                  $ 2.00            $ 1.39
               Second Quarter                                 $ 1.75            $ 1.40
               First Quarter                                  $ 2.13            $ 1.59

         2000
               Fourth Quarter                                 $ 3.50            $ 1.09
               Third Quarter (from August 21, 2000)           $ 3.50            $ 1.50

         The information presented above was obtained from the NASDAQ internet web site and reflects inter-dealer prices, without retail mark-up, markdown or commission.

         On March 25, 2002 the last reported sales price of Pennexx Common Stock was $2.00, and according to the Company's transfer agent there were 175 holders of record of Pennexx Common Stock.

         On June 27, 2001, the Company sold 13,003,494 (later reduced to 12,510,161 shares; see, Item 1, "Business - Smithfield Transactions - Subsequent Modification") shares of Common Stock to Smithfield that were not registered under the Securities Act of 1933 at a price of $0.45 per share ($0.48 per share after subsequent modification). The shares were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. Total cash proceeds of the sale were $6 million. (See, Item 1, "Description of Business - Smithfield Transaction.") The Company engaged no underwriters in connection with this sale, and no underwriting discounts or commissions were paid.

         The $0.3 million convertible debenture (plus accrued interest) once held by Mr. Matthews was converted into shares of common stock in accordance with its terms, during 2001; however, the certificate for such shares has not been delivered to Mr. Matthews because of uncertainties regarding the extent of the Company's obligations which will ultimately be resolved in the pending litigation between him and the Company. (See, Item 3, "Legal Proceedings.") This conversion was exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933.

         During June of 2000 and March of 2001, the Company delivered a total of 226,194 shares of Common Stock in lieu of cash to a class of ten debenture holders for the payment of interest on the debentures. In addition 1,206,667 shares were issued upon conversion of convertible debt. The price of the shares delivered varied up to $1.69 per share in accordance with each debenture's terms. In each case, such delivery of shares was exempt from registration under Rule 506 promulgated under the Securities Act of 1933 and Section 3(a)(9) thereof.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

         Note Regarding Forward-Looking Statements

         This annual report statement contains certain forward-looking statements. The forward-looking statements contained in this annual report relate to projected results of operations, earnings, revenues, dividends, cash flows and capital expenditures, management's future plans and objectives, future economic performance, business strategies, operating efficiencies, budgets, competitive positions, growth opportunities for existing and new businesses, and other matters.

         These forward-looking statements, wherever they occur in this annual report, are necessarily estimates reflecting the best judgment of the management of the Company and involve a number of risks and uncertainties that could cause actual results to differ from those suggested by the forward-looking statements. These forward-looking statements should, therefore, be considered in light of various important factors, including those set forth in this annual report. Results could differ materially depending on such factors as Pennexx's inability to generate cash and reduce debt, business climate, economic and competitive uncertainties, higher production costs, reduced level of customer orders, environmental and safety regulations and clean-up costs, adverse legal and regulatory developments, and adverse changes in economic and political climates around the world. Additional factors that could cause actual results to differ from estimates or projections contained in the forward-looking statements include, without limitation:

          o the risk of legislative, regulatory or other governmental action imposing additional restrictions on Company operations or to increase the burden of necessary regulatory approvals for such operations;

          o the risk of significant delay in obtaining or configuring additional space for the Company's growing operations, difficulties in achieving anticipated cost savings, difficulties in achieving other operational improvements and revenue enhancements, and diversion of management's focus and resources from other strategic opportunities and from operational matters during the expansion process;

          o the risk that the assumptions and estimates underlying the anticipated cost savings may prove to be faulty or other factors may adversely affect the amount, nature or timing of anticipated cost savings;

          o the risk that future state and Federal regulatory and/or legislative initiatives, including regulatory changes affecting the meat packaging industry and environmental matters might increase costs beyond the level anticipated, the development of competition in the case-ready niche of the meat packaging industry, including: legislative and regulatory restructuring initiatives, nature and resources of competitors entering the industry, and technological developments resulting in competitive disadvantages;

          o the risks of unanticipated supply shortages (caused by unusual weather conditions, disease, or other cause), work stoppages

               (caused by catastrophic weather-related damage, labor disputes, unanticipated maintenance or repairs, transportation problems or other cause), all of which may affect revenues and margins; and

          o the risk of pathogen contamination and resulting recall obligations.

         Words such as "estimate," "project," "plan," "intend," "expect," "believe," "anticipate" and similar expressions are intended to identify forward-looking statements, although not every forward-looking statement includes any of these words. These forward-looking statements are found at various places throughout this annual report. Readers are cautioned not to place undue reliance on these forward-looking statements. The Company will not publicly revise these forward-looking statements unless required to do so under applicable securities laws.

         Results of Operations

         Year Ended December 31, 2001

         Sales for the year ended December 31, 2001 were $42.4 million, which represented an increase of approximately $28.8 million over sales of $13.6 million in 2000. This increase was almost exclusively the result of the increase in the volume of products handled, but also partially due to a change in the mix of products sold in favor of higher priced items. As the diversity of services that the Company offers continues to grow, customers are increasing both the range of products as well as the quantity ordered.

         Cost of goods sold for the year ended December 31, 2001 was $40.7 million which resulted in a gross profit of approximately $1.7 million or 3.9% of sales. The Company's cost of goods sold is comprised of three main components: meat, direct payroll and supplies. These items accounted for approximately 69%, 15% and 11% of sales, respectively, in the year ended December 31, 2001 as compared to 69%, 19% and 14% of sales in the prior year. Direct payroll and supplies declined as a percentage of sales in 2001 compared to 2000 due to increasing labor efficiencies and economies of scale.

         Operating expenses for the year ended December 31, 2001 were $4.1 million (9.7% of sales) as compared to $4.2 million (30.8% of sales) for the year ended December 31, 2000. This decrease of $0.1 million resulted from increased indirect payroll expenses, increased depreciation expenses, increased maintenance expenses, increased insurance expenses, and increased freight and commissions expenses, offset however by decreased consulting fees. Excluding the $1.65 million charged to consulting fees in the year ended December 31, 2000 arising out of a pending dispute with a shareholder of the Company (see Item 3. "Legal Proceedings"), operating expenses for that year were $2.53 million, or
18.6 % of sales. The decline in percentage of sales in 2001 as compared to 2000 was due to increasing operating efficiencies and economies of scale.

         Interest expense for the year ended December 31, 2001 was approximately $0.2 million compared to approximately $0.4 million in 2000. This decrease in interest expense is due to the repayment of loans in late 2000. The net loss for the year ended December 31, 2001 was approximately $2.7 million or $0.14 per share as compared to $5.0 million or $0.52 per share for 2000.

         The Company's losses have resulted from the fact that gross profit has thus far been insufficient to cover overheads. Management believes that gross profits can be improved in only three possible ways. First, additional automation of the production process should increase gross margin. Second, volume increases should produce correspondingly higher gross profits. Finally, a change in mix of products in favor of more profitable cuts of meat would also enhance gross profit. However, the Company's existing operations severely limit its ability to implement these changes. First, the amount of meat processed is limited by the physical space of the Pottstown facility, and space limitations there also preclude installation of additional automation equipment. Moreover, because the Company is in a service business, it must respond to its customers' requested mix of products and it has virtually no ability to affect the mix of products requested.

         The proposed move to the Tabor Road facility (See, Item 2, "Properties.") is intended to address the space and automation issues. Management believes that the new facility will allow the Company to increase volume substantially and, after accounting for the increased costs associated with the move (such as higher debt service expense), management expects that such increased volume will lead to higher gross profits. In addition, the new plant offers the physical layout to improve the Company's automation which, after accounting for the costs of equipment acquisition, installation, and training, should also increase gross profits. These projected increases in gross profit, in turn, will help cover Company overheads.

         Year Ended December 31, 2000

         Sales for the year ended December 31, 2000 were $13.6 million. Sales steadily increased since December 31, 1999 and the Company experienced a dramatic increase in sales in the final quarter of the year. Although a portion of the increase in sales in the fourth quarter was the result of a temporary agreement to produce case-ready pork for Smithfield (which provided revenues of approximately $3.0 million), rising sales to other customers have since replaced the revenues generated by such agreement. The Company believes the catalyst for the increase in sales was the announcement by Wal-Mart in 2000 of its intention to transform its meat operations completely to a case-ready operation. Although Wal-Mart is not one of the Company's customers, the Company believes that this announcement accelerated the retail industry's transition to case-ready operations and increased demand for case-ready MAP products.

         Cost of sales for the year ended December 31, 2000 was $14.0 million, which resulted in a gross loss of $0.4 million. An increase in manufacturing overhead associated with the opening of the Pottstown facility contributed to this increase. This increase comprised approximately $110,000 in increased labor costs. During the summer of 2000, the Company added approximately 200 employees at the Pottstown facility to accommodate an anticipated increase in sales that would occur in the fourth quarter of 2000. The Company believes its costs of sales during this period reflects higher labor costs per unit of sales volume than it expects in the future for two main reasons: first, the Company maintained a larger work-force than was necessary to support its sales during this period, and, second, the Company believed the efficiency of its employees would improve as they gained more experience with the production process. (With the benefit of hindsight, management believes these efficiencies have been achieved in part.) The Company does not believe that the cost of meat supplies contributed significantly to the increase in cost of sales during this period.

         Operating expense for the year ended December 31, 2000 was $4.2 million. During the year ended December 31, 2000, the Company continued a comprehensive effort to educate and expand the work force to meet projected sales volume increases. Meat handlers and managers alike required training in the specialized process necessary to achieve a product shelf life acceptable to the Company's customers. Some of the Company's employees required training to enhance and maintain food safety standards pursuant to the Company's HACCP plan. These education costs contributed to the increase in operating expense incurred during this period.

         During this period, the Company completed renovations to the Pottstown facility necessary to comply with USDA requirements. Although most of the cost of such renovations was capitalized, some features of the renovation were completed by the Company's own employees to expedite the process and to defray the cost of outside labor. This internal compensation expense of approximately $110,000 was not capitalized. Operating Expense was higher than it otherwise would have been for this twelve-month period, in part, due to this uncapitalized expense.

         Interest expense, net for the year ended December 31, 2000 was $0.4 million, and the net loss for the period was $5.0 million or $0.52 per share.

         Liquidity and Capital Resources

         The Company's minimal equity position of $300 at December 31, 2000 resulted from start-up expenses that were funded through operations and private offerings of capital stock or convertible debt. The Company currently has no convertible debt outstanding.

         Until the closing of the Smithfield transactions, the Company had been chronically undercapitalized. Although the Company had a line of credit with a small bank for a short time period, the line was supported by personal guarantees of shareholders or officers. On May 17, 2001 Smithfield loaned the Company $2 million, which the Company repaid on the closing date of the Smithfield transactions, on June 27, 2001.

         Generally, the Company maintains an inventory of meat supplies equal to approximately 75% of estimated weekly sales volume. Purchases are made using the trade credit programs of suppliers, which allow the Company to purchase meat supplies with payment due within seven days. Inventory is purchased generally on a daily basis and in advance (i.e., in anticipation) of customer orders. The Company's liquidity difficulty prior to the closing of the Smithfield transactions was exacerbated by the requirement that it pay for meat supplies sooner than it was able to get paid by its customers, and because, in the case of the Company's largest customer, its meat supplier was also the paying agent for the customer. This paying agent deducted current meat purchases from prior amounts owed to the Company by the customer before remitting payment to the Company.

         At December 31, 2001, the Company had $2.4 million of cash (and cash equivalents). The Company's current ratio at December 31, 2001 was 2.44. Although the Company's liquidity problem prior to the closing of the Smithfield transactions had not prevented the Company from filling orders (i.e. by preventing the Company from purchasing necessary raw materials or paying its workforce) it had caused the Company to seek capital infusions repeatedly since commencement of business and has required the indulgence periodically of other vendors.

         By completing the Smithfield transactions, the Company addressed its liquidity problem in two ways. First, the Company's immediate need for capital was addressed by the $6 million purchase price paid by Smithfield for its equity stake in the Company. Second, the Company obtained a $30 million line of credit through Smithfield on terms that the Company had not been able to achieve before forging a relationship with Smithfield. The Smithfield transactions should allow the Company to meet its ongoing need for sufficient capital. However, if revenues do not increase sufficiently so that gross profit is sufficient to cover overheads, there is no assurance that the Smithfield transactions will provide sufficient capital for the Company to operate successfully.

         The Company is preparing to move into a new and larger facility to automate its process more fully. See Item 2, "Properties." The Company's preliminary estimate to purchase, renovate, and equip the new facility is as follows:


                  Purchase Price            $2.0 million

                  Renovation Cost           $2.0 million to $3.0 million

                  Equipment Costs           $6.5 million to $10.0 million
                                            ------------------------------

                  Total                     $10.5 million to $15.0 million
                                            ==============================

In addition, the Company will incur moving expenses and other costs associated with the proposed move to the new facility. Although employment will be offered to the existing work force, the Company believes that it will have to replace that portion of the work force which chooses not to relocate from Pottstown. As a result, the Company will probably experience, at least temporarily, certain lost efficiencies among workers, and will incur additional costs to train new employees.

         Smithfield has agreed to allow the Company to purchase, renovate, and equip the facility with borrowings under its existing $30 million credit line of up to $2 million, $2 million, and $6.5 million, respectively. If the actual costs exceed these amounts, Pennexx will have to fund the difference from cash flow or will need to obtain additional financing. The amount outstanding on the Smithfield line of credit was as follows on the dates indicated:

                         Description                          December 31, 2001              March 25, 2002

                  Principal Advances                              $ 2,500,000                   $2,500,000

                  Accrued Interest                                   $ 58,000                     $ 91,000
                                                              ----------------            -----------------

                  Total                                           $ 2,558,000                   $2,591,000
                                                              ----------------            -----------------

         The Company has also applied for certain economic development related financing for the new facility in the aggregate amount of up to $2.75 million. To the extent received, these amounts would be used to repay the advances made by Smithfield on the line of credit. The economic development loans, if obtained, would bear below market interest rates.

Item 7.  Financial Statements.

         The Company's financial statements are appended to this Annual Report on Form 10-KSB beginning at page F-1.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         The Company engaged Larson, Allen, Weishair & Co., LLP ("LarsenAllen") to audit the Company's financial statements for the period ended December 31, 1999. Subsequent to the completion of that audit, Pennexx decided to change accountants from LarsonAllen to Kronick Kalada Berdy and Co., P.C. ("KKB"). When the decision to change accountants was made by the Board of Directors, on or about September 1, 2000, the Company knew of no disagreements between the Company and LarsenAllen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. Furthermore, LarsenAllen's report on the Company's financial statements (for the period ending December 31, 1999) did not contain an adverse opinion or disclaimer of opinion nor was it modified as to uncertainty, audit scope or accounting principles.

         Because LarsenAllen's audit of the Company's financial statements for the period ended December 31,1999 did not meet the SEC's requirements for auditor independence, when the Company was preparing its Registration Statement on Form 10-SB in 2001, the Company engaged KKB to re-audit the Company's financial statements for the period ended December 31, 1999. LarsenAllen reimbursed the Company for the cost of the audit performed by KKB.

         Except in the limited manner described above, there are no disagreements between the Company on the one hand and LarsenAllen or KKB on the other hand on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. KKB's reports on the Company's financial statements (for the periods ended December 31, 1999, 2000, and 2001) did not contain an adverse opinion or disclaimer of opinion nor was either modified as to uncertainty, audit scope or accounting principles.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

         Incorporated by reference to the Company's definitive proxy statement for the shareholder meeting to be held on June 13, 2002 which will be filed with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year ended December 31, 2001.

Item 10. Executive Compensation.

         Incorporated by reference to the Company's definitive proxy statement for the shareholder meeting to be held on June 13, 2002 which will be filed with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year ended December 31, 2001.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         Incorporated by reference to the Company's definitive proxy statement for the shareholder meeting to be held on June 13, 2002 which will be filed with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year ended December 31, 2001.

Item 12. Certain Relationships and Related Transactions.

         Incorporated by reference to the Company's definitive proxy statement for the shareholder meeting to be held on June 13, 2002 which will be filed with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year ended December 31, 2001.

Item 13. Exhibits List and Reports on Form 8-K.

         3(ii)    Amended and Restated By-laws *

         10.1 Employment Agreement by and between Pinnacle Foods, Inc. and Michael D. Queen dated March 1, 2001 *

         10.2 Termination Agreement by and between Pinnacle Foods, Inc. and Samuel Lundy dated June 9, 2000 *

         10.3 Agreement by and between Pinnacle Foods, Inc. and United Food & Commercial Workers Union Local 56, AFL-CIO dated October 1, 1999 (as amended February 1, 2001) *

         10.4 Agreement by and between Pinnacle Foods, Inc. and Robert V. Matthews dated November 22, 2000 *

         10.5     Loan Agreement by and between Pinnacle Foods, Inc. and Robert
                  V. Matthews dated June 29, 2000 *

         10.6 Amended and Restated Lease Agreement between Pinnacle Foods, Inc. and Theodore C. Asousa and Theodore Asousa, Jr., T/A Asousa Partnership dated April 1, 2000 with respect to Pottstown Facility *

         10.7 Lease Agreement by and between Pinnacle Foods, Inc. and S. Lundy & Sons, Inc. dated August 1, 1999 with respect to Philadelphia Facility *

         10.8 Stock Purchase Agreement by and between Pinnacle Foods, Inc. and Smithfield Foods, Inc. dated May 31, 2001 *

         10.9 Warrant Certificate of Pinnacle Foods, Inc. issued to Smithfield Foods, Inc. dated June 27, 2001 *

         10.10 The Standstill Agreement by and between Pinnacle Foods, Inc., Smithfield Foods, Inc., Ellis M. Shore and Michael D. Queen dated June 27, 2001 *

         10.11 Registration Rights Agreement between Pinnacle Foods, Inc. and Smithfield Foods, Inc. dated June 27, 2001*

         10.12 Credit Agreement between Pinnacle Foods, Inc. and Smithfield Foods, Inc. dated June 27, 2001 *

         10.13 Indemnification Agreement between Pinnacle Foods, Inc. and Ellis M. Shore dated June 27, 2001 *

         10.14 Consulting Agreement between Pinnacle Foods, Inc. and Ellis M. Shore dated March 1, 2001 *

         10.15 Employment Agreement between Pinnacle Foods, Inc. and Dennis Bland dated June 28, 2001 **

         10.16 Agreement of Sale by and between Pinnacle Foods, Inc. and PIDC Financing Corporation dated January 28, 2002 ***

         10.17 First Amendment to Credit Agreement between Pennexx Foods, Inc. and Smithfield Foods, Inc. dated March 28, 2002 ***

         16.1     Letter on Change in Certifying Accountant dated March 15, 2002
                  ***

         * Incorporated by reference to Amendment No. 1 to the Registration Statement on Form 10-SB (filed with the Commission July 9, 2001).

         ** Incorporated by reference to Amendment No. 2 to the Registration Statement on Form 10-SB (filed with the Commission August 31, 2001).

         ***      Filed herewith

         No Current Reports on Form 8-K were filed during the fourth calendar quarter of 2001.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               PENNEXX FOODS, INC.
 -------------------------------------------------------------------------------
                                  (Registrant)

         By:      /s/ Michael D. Queen
                ----------------------------------------------------------------
                Michael D. Queen, President

         Date:                          March 28, 2002
                ----------------------------------------------------------------

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Name                  Position                         Signature                    Date
Michael D. Queen      President, Director, and
                      Principal Executive Officer          /s/ Michael D. Queen         March 28, 2002
                                                         ------------------------
Thomas K. McGreal     Principal Financial Officer,
                      Principal Accounting Officer,
                      and Director                       /s/ Thomas K. McGreal          March 28, 2002
                                                         ---------------------
C. Brent Moran        Director
                                                             /s/ C. Brent Moran         March 28, 2002
                                                         --------------------------
Joseph W. Luter, IV   Director
                                                          /s/ Joseph W. Luter, IV       March 28, 2002
                                                         ------------------------
Michael H. Cole       Director
                                                            /s/ Michael H. Cole         March 28, 2002
                                                         --------------------------


                          Independent Auditors' Report





Board of Directors
Pennexx Foods, Inc.
Pottstown, Pennsylvania

We have audited the accompanying balance sheets of Penexx Foods, Inc. as of December 31, 2001 and December 31, 2000, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pennexx Foods, Inc. as of December 31, 2001 and December 31, 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ KRONICK KALADA BERDY & CO.
Kingston, Pennsylvania
February 6, 2002

                                              PENNEXX FOODS, INC.
                                                 BALANCE SHEETS
                                           DECEMBER 31, 2001 AND 2000

                                                     ASSETS

                                                                              2001                 2000
                                                                       -------------------    ----------------
Current Assets:                                                             $ 2,415,785                -
         Cash
         Receivables:
              Trade, net of allowance for doubtful accounts                   2,595,495           $ 1,290,194
                of $25,595
              Other                                                                                    95,410
         Inventory                                                            1,142,223               477,765
         Prepaid expenses                                                       201,843                49,834
                                                                           -----------------    ----------------
              Total current assets                                            6,355,346             1,913,203

Property and equipment                                                        4,186,944             3,030,574
Less accumulated depreciation                                                   947,232               369,846
                                                                           -----------------    ----------------
              Net property and equipment                                      3,239,712             2,660,728


Other assets                                                                     61,772                38,698
                                                                           -----------------    ----------------

                                                                            $ 9,656,830           $ 4,612,629
                                                                           =================    ================

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
        Notes payable                                                             -                $  400,000
        Current installments of capital lease obligations                       $233,000              254,179
        Accounts payable                                                       2,100,254            2,887,875
        Accrued expenses                                                         266,784              276,305
                                                                           ----------------     -----------------
               Total current liabilities                                       2,600,038            3,818,359

Capital lease obligations, less current installments                             677,790              793,891
Note Payable                                                                   2,500,000               -
                                                                           ----------------     -----------------
                                                                               3,177,790              793,891
Stockholders' equity:
        Common stock                                                             264,249              133,673
        Additional paid-in capital                                            12,097,881            5,768,372
        Deficit                                                               (8,169,140)          (5,483,016)
        Deferred compensation                                                   (313,988)            (418,650)
                                                                           ----------------     -----------------
                                                                               3,879,002                  379
                                                                           ----------------     -----------------

                                                                             $ 9,656,830          $ 4,612,629
                                                                           ================     =================

See notes to financial statements.

                                              PENNEXX FOODS, INC.
                                            STATEMENTS OF OPERATIONS
                                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                        2001                          2000
                                                                   ----------------             ----------------
Sales, net                                                             $42,331,808                 $ 13,595,490
Cost of sales:
       Meat                                                             29,205,156                    9,327,104
       Labor                                                             6,448,694                    2,548,031
       Supplies                                                          4,679,435                    1,849,842
       Other                                                               332,926                      289,362
                                                                   ---------------               ---------------

Total cost of sales                                                     40,666,211                   14,014,339
                                                                   ---------------               ---------------

Gross profit (loss)                                                      1,665,597                     (418,849)
                                                                   ---------------               ---------------

Operating expenses:
     Professional Fees:
            Consulting                                                     286,727                    2,030,007
            Other                                                          280,338                      251,136
     Salaries, wages and related expenses                                  803,542                      429,157
     Depreciation                                                          595,992                      333,866
     Cleaning                                                              284,070                      152,455
     Utilities                                                             261,408                      135,977
     Facilities rent                                                       152,407                      130,774
     Freight out                                                           202,657                      129,598
     Insurance                                                             287,854                      101,033
     Travel and entertainment                                              126,075                       79,354
     Office                                                                 54,896                       68,352
     Commissions                                                           257,269                       63,493
     Repairs and maintenance                                               248,351                       57,536
     Taxes                                                                  49,861                       43,762
     Waste removal                                                          44,127                       39,654
     Telephone                                                              67,563                       38,979
     Advertising and promotion                                              14,100                       38,227
     Provision for doubtful accounts                                          --                         25,595
     Equipment rental                                                       66,405                       18,729
     Miscellaneous                                                          29,145                       15,584
                                                                   ---------------               ---------------

Total operating expenses                                                 4,112,787                    4,183,268
                                                                   ---------------               ---------------

Loss from operations                                                    (2,447,190)                  (4,602,117)

Interest expense                                                           238,934                      351,458
                                                                   ---------------               ---------------

Net loss                                                               $(2,686,124)                 $(4,953,575)
                                                                   ---------------               ---------------

Loss per share                                                             (0.14)                $        (0.52)
                                                                   ===============               ===============

Average shares outstanding                                              18,823,255                    9,467,707
                                                                   ===============               ===============

                                       See notes to financial statements.

                               PENNEXX FOODS, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                           2001                   2000
                                                                       -----------           -----------
Cash flows used for operating activities:
         Net loss                                                      $(2,686,124)          $(4,953,575)
         Adjustments:
           Provision for doubtful accounts                                    --                  25,595
           Depreciation                                                    595,992               333,866
           Amortization of compensatory options                            104,662                  --
           Common stock issued for:
              Compensation                                                    --                 125,600
              Interest                                                      31,318               226,130
              Consulting services                                          128,000             1,896,600
           Changes in assets and liabilities
              Receivables                                               (1,209,891)           (1,311,097)
              Inventory                                                   (664,458)             (465,277)
              Prepaid expenses                                            (152,009)              (38,452)
              Accounts payable                                            (787,621)            2,678,730
              Accrued expenses                                              (9,521)              236,227
                                                                       -----------           -----------
Net cash used for operating activities                                  (4,649,652)           (1,245,653)

Net cash used for investing activities:
     Purchase of property and equipment                                 (1,011,378)             (812,962)
     Other assets                                                          (23,074)              (27,366)
                                                                       -----------           -----------
Net cash used for investing activities:                                 (1,034,452)             (840,328)

Cash flows from financing activities:
     Proceeds from issuance of common stock                              5,900,767             1,238,500
     Proceeds from issuance of debt                                      2,500,000             1,515,240
     Repayments on debt                                                       --                (482,454)
     Repayments on capital lease obligations                              (300,878)             (277,576)
                                                                       -----------           -----------
Net cash provided by financing activities                                8,099,889             1,993,710

Net increase (decrease) in cash                                          2,415,785               (92,271)

Cash, beginning of year                                                       --                  92,271
                                                                       -----------           -----------

Cash, end of year                                                      $ 2,415,785           $      --
                                                                       ===========           ===========

Supplemental disclosures of cash flow information:
     Interest paid during the year                                     $   209,274           $   114,125
                                                                       ===========           ===========

     Non-cash items:
         Forgiveness of debt from a shareholder/officer                $      --             $   270,000
         Common stock issued for equipment                                    --                 311,325
         Purchase of equipment under capital lease agreements              163,598               834,749
         Debt converted into common stock                                  400,000               995,240
         Increase in additional paid in capital
              and deferred compensation                                       --                 418,650


                                        See notes to financial statements.

                                                        PENNEXX FOODS, INC.
                                                 STATEMENT OF STOCKHOLDERS' EQUITY
                                           FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2002

                                    Common stock
                                    ------------------------------
                                    $.01 par value
                                    ------------------------------
                                    50,000,000 shares authorized
                                    ------------------------------
                                       Shares                       Additional
                                      issued or                      paid-in                         Deferred
                                       issuable       Amount         capital          Deficit      compensation           Total
                                    ----------------------------------------------------------------------------------------------
Balance, January 1, 2000              $8,250,000      $82,500        $337,500        $(529,441)                        $(109,441)
Net loss                                                                            (4,953,575)                       (4,953,575)
Grant of compensatory options                                         418,650                       $ (418,650)                 -
Common stock issued or issuable for:
   Cash                                1,275,000       12,750       1,225,750                                           1,238,500
   Compensation                          785,000        7,850         117,750                                             125,600
   Equipment                             202,300        2,023         309,302                                             311,325
   Consulting                          1,505,000       15,050       1,881,550                                           1,896,600
   Interest                              209,998        2,100         224,030                                             226,130
   Convertible debt                    1,140,000       11,400         983,840                                             995,240

Shareholder/officer debt forgiveness                                  270,000                                             270,000
                                    ----------------------------------------------------------------------------------------------

Balance, December 31, 2000            13,367,298     $133,673      $5,768,372      $(5,483,016)     $ (418,650)              $379

Net loss                                                                            (2,686,124)                       (2,686,124)
Amortization of compensatory options                                                                    104,662           104,662
Common stock issued or issuable for:
   Cash, net                          12,510,161      125,102       5,775,665                                           5,900,767
   Consulting                            160,000        1,600         126,400                                             128,000
   Interest                               20,696          207          31,111                                              31,318
   Convertible debt                      366,667        3,667         396,333                                             400,000
                                    ----------------------------------------------------------------------------------------------
Balance, December 31, 2001            26,424,822    $ 264,249     $12,097,881      $(8,169,140)     $ (313,988)        $3,879,002
                                    ==============================================================================================


                                                             See notes to financial statements.


                               PENNEXX FOODS, INC.

                      NOTES TO AUDITED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000


         1. Business description and summary of significant accounting policies:

         Pennexx Foods, Inc. (the Company), incorporated on July 20, 1999 in the Commonwealth of Pennsylvania under the name Pinnacle Foods, Inc., prepares case-ready meat for distribution to food retailers in the Northeastern United States. The Company grants credit to its customers without requiring collateral. Prior to December 31, 2001, the Company was formerly known as Pinnacle Foods, Inc.

         Inventory:
         The Company's inventories are valued at the lower of cost or market. The first-in, first-out method is used for materials and standard cost is used for labor and overhead. Inventories consist of the following:

                                                2001               2000
                                                ----               ----
               Beef, pork, veal, lamb        $682,000          $272,000
               Packaging supplies             344,000           200,000
               Finished goods                 116,000             6,000
                                           ----------          --------
                                           $1,142,000          $478,000
                                           ==========          ========

         Property and equipment:
         Items capitalized as property and equipment are recorded at cost and depreciated over the estimated useful lives of the assets by the straight line method. Maintenance and repair cost are expensed as incurred. Improvements that materially extend the life of an asset are capitalized.

         Revenue recognition:
         Revenues from sales are recorded upon delivery of the product to customers.

         Advertising costs:
         Advertising expenses are recorded when incurred. Advertising expense for 2001 and 2000 were $14,000 and $38,000, respectively.

         Start-up costs:
         In accordance with Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities," costs of start-up activities, including organization costs, are expensed as incurred. Prior to SOP 98-5, start-up costs were capitalized and amortized into operations over a period of time.

                               PENNEXX FOODS, INC.

                      NOTES TO AUDITED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

         Fair value:
         The fair value of the Company's financial instruments approximate the amounts recorded in the financial statements.

         Use of estimates:
         Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported revenues and expenses. Actual results could differ from these estimates.

         2. Loss per share:

         Basic loss per share is computed by dividing the loss applicable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is computed by dividing the loss applicable to common shareholders by the weighted average of common shares outstanding plus the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. There were no dilutive potential common shares in 2001 or 2000 because the assumed exercise of the options or convertible debt would be anti-dilutive.

         3. Cash concentrations:

         The Company maintains its principal cash accounts in commercial banks located in Pennsylvania. Accounts at each bank are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At December 31, 2001, cash balances in commercial banks exceeded the FDIC insurance coverage by $3,017,000.

         4. Significant customers:

         For the year ended December 31, 2001, the Company had two customers that accounted for approximately 58% and 28% of the Company's sales. These customers accounted for 57% and 27% of Company's accounts receivable at December 31, 2001.

         For the year ended December 31, 2000, the Company had three customers that accounted for approximately 51%, 27% and 16% of the Company's sales. These customers accounted for 59%, 5% and 30% of Company's accounts receivable at December 31, 2000.

                               PENNEXX FOODS, INC.

                      NOTES TO AUDITED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

         5. Property and equipment:

         Property and equipment at December 31 is comprised of the following:

                                                2001                 2000          Depreciable Lives
                                                ----                 ----          -----------------
              Equipment                      $3,605,000           $ 2,683,000        5-7 Years
              Leasehold improvements            396,000               304,000         3 Years
              Vehicles                           59,000                               5 Years
              Furniture and fixtures             47,000                29,000        3-7 Years
              Computer                           80,000                15,000         5 Years
                                            -----------          ------------
                                              4,187,000             3,031,000
              Accumulated depreciation      (  947,000)          (   370,000)
                                            -----------          -----------

                                             $3,240,000            $2,661,000
                                             ==========            ==========

         Included in equipment and accumulated depreciation are $1,553,000 and $382,000 for assets that were purchased via capital leases at December 31, 2001 and $1,376,000 and $157,000 for assets that were purchased via capital leases at December 31, 2000.

6.       Notes payable:

         Notes payable consists of the following at December 31, 2001 and 2000:

                                                   2001             2000
                                                ----------      ---------
                Note payable (a)                $2,500,000
                Note payable (b)                                $ 300,000
                Note payable (c)                                  100,000
                                                ----------      ---------
                                                $2,500,000      $ 400,000
                                                ==========      =========

         Note payable (a) represents an advance against a $30,000,000 revolving loan. This revolving loan is provided by Smithfield Foods, Inc., a shareholder, and bears interest at 1% above prime, is secured by all of the Company's assets, and matures in 2006. This loan contains the following financial covenants: net worth ratio, capital expenditure limitations and borrowing base limitations. At December 31, 2001, the Company was in violation of the capital expenditure limitation. Smithfield has waived this covenant violation.

         Note payable (b) was unsecured, bore interest at 10% per year from date of issuance (June 29, 2000) until November 22, 2000 (when it stopped

                               PENNEXX FOODS, INC.

                      NOTES TO AUDITED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

         accruing interest) and matured on August 1, 2001. The Company issued common stock at a conversion ratio of $1 a share in repayment of this debt but has not delivered the share certificate for these shares as a result of pending litigation between the Company and former noteholder (Note 11). Note payable (c) was unsecured and matured on June 30, 2001. This note was repaid with common stock at a conversion ratio of $1.50 a share.

         7. Capital lease obligations:

         The Company is a lessee under capital leases for various equipment.

         Maturities under capital leases for the four years subsequent to December 31, 2001 are as follows:

                  2002                                          $ 325,000
                  2003                                            322,000
                  2004                                            337,000
                  2005                                            118,000
                                                                ---------
                  Total capital leases payable                  1,102,000
                  Less amounts representing interest              191,000
                                                                ---------

                  Present value of net minimum lease payments   $ 911,000
                                                                =========

         8. Stockholders' equity:

         Common stock:

         There are 50,000,000 shares of common stock, $.01 par value, authorized; 26,424,822 shares issued or issuable and outstanding at December 31, 2001. During 2001, the Company issued 160,000, 20,696 and 366,667 shares of common stock for consulting, interest and loan conversions, respectively. The amounts charged to operations were $128,000 for consulting and $31,000 for interest. In accordance with Financial Accounting Standard Board Statement No. 123 "Accounting for Stock-Based Compensation," the valuation of the stock issuances was determined by the services rendered, liability foregone or the market value of the stock at the time of issuance. The stock issued for the loan conversions was determined by the conversion rights included in the debt agreements.

         In June 2001, the Company entered into an agreement with Smithfield Foods, Inc. ("Smithfield") in which Smithfield purchased shares of the Company which resulted in Smithfield's owning 50% of the outstanding shares for $6,000,000.

                               PENNEXX FOODS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

         In addition, the Company issued Smithfield a stock warrant. The warrant gives Smithfield the right to purchase, from time to time, the number of shares of common stock issued to any person other than Smithfield, if such issuance has not been approved by at least one director of the Company who was nominated by Smithfield or was not otherwise in compliance with the Standstill Agreement. In particular, Smithfield will have the right to purchase additional shares of the common stock when any person who currently holds an option to purchase shares of common stock exercises that option.

         The exercise price under the warrant depends on the circumstances under which the Company issues the common stock. When the Company issues shares of the common stock other than issuances of stock in accordance with or as permitted by the terms of the Standstill Agreement, the purchase price will be $.01 per share. The discount will strongly discourage the Company from issuing shares of common stock other than pursuant to the exercise of an existing option or otherwise in accordance with the Standstill Agreement. The term of the warrant expires after the later of: (1) the date on which the last currently existing option expires or 30 days after its exercise, and (2) the date on which the limitation period, as defined, expires.

         Additional paid-in capital:
         Included in additional paid-in capital in 2000 was debt forgiveness from a former shareholder/officer in the amount of $270,000. In accordance with Accounting Principles Board Opinion No. 26 "Early Extinguishment of Debt," this transaction was treated as a capital transaction. This transaction was completed in conjunction with the shareholder/officer termination from the Company, sale of his stock and release from his personal guarantee of Company debt. This debt arose in 1999 ($250,000) and 2000 ($20,000). Interest was due monthly and calculated at 1% above the prime rate. The proceeds of this debt were used for working capital. The original maturities were July 2001 and June 2000, respectively. No gain or loss was recognized on this transaction.

                               PENNEXX FOODS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

         Stock options:
         In 1999 and 2001, The Board of Directors and shareholders approved stock option plans in which incentive stock options and non-qualified stock options may be granted. The plans provide for the grant of options to purchase up to 1,500,000 and 1,000,000 shares of Company common stock, respectively. Upon the termination or expiration of any stock options granted, the shares covered by such terminated or expired stock options will be available for further grant; 870,000 options were available for grant at December 31, 2001. The Board of Directors, at the date of grant of an option, determines the number of shares subject to the grant and the terms of such option. In addition, the Board of Directors granted 200,000 options outside of the 1999 stock option plan. All outstanding options vest over four years and terminate between five and ten years, after grant.

         Changes in outstanding common stock options granted are summarized below:

                                                                 2001                           2000
                                                     ------------------------------    ------------------------

                                                                       Average                        Average
                                                        Number         exercise        Number        exercise
                                                       of shares         price        of shares        price
                                                       ---------      ----------      ---------      -------
         Balance at beginning of year                   1,565,000        $  .36           50,000      $  .16
         Options granted                                  375,000          1.07        1,665,000         .36
         Options forfeited                              ( 110,000)          .51         (150,000)        .16
                                                        ---------      --------        ---------      ------
         Balance at end of year                         1,830,000       $   .50        1,565,000      $  .36
                                                        =========      ========        =========      ======
         Options exercisable at year-end                  376,000       $   .34           13,000      $  .16
                                                        =========      ========        =========      ======


         Exercise prices and weighted average remaining contractual lives are summarized below:

                    Number of Options                 Option Price                 Remaining Life
                    -----------------                 ------------                 --------------
                         320,000                         $ .16                          7.31
                         450,000                         $ .30                          8.68
                         550,000                         $ .33                          8.66
                         385,000                         $1.00                          9.20
                         125,000                         $1.25                          9.83

         In accordance with the an election under accounting principles generally accepted in the United States of America for stock options the Company has recorded no compensation

                               PENNEXX FOODS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

         cost, except for those shares, the respective exercise prices of which were less than the fair market value on the measurement date, for its stock options. The excess between the fair market value of the shares on the measurement date over the exercise price is recorded as deferred compensation and will be charged to operations over the vesting period of four years.

         Had compensation cost for stock options been determined based on the fair value at the grant dates for awards under the plans, the Company's net loss and per share amounts would have been changed to the pro forma amounts set forth below:

                                            2001              2000
                                            ----              ----
             Net loss:
               As reported                $(2,686,000)       $(4,954,000)
                                          ============       ============
               Pro forma                   (2,803,000)        (4,984,000)
                                           ===========        ===========
             Basic loss per share:
               As reported            $         (0.14)   $(         0.52)
                                      ================   ================
               Pro forma              $         (0.15)   $(         0.53)
                                      ================   ================


         The fair values were determined using the Black-Scholes option-pricing model with the following weighted average assumptions:

                    Dividend yield                     0.0%              0.0%
                    Risk free interest rate           3.41%             6.08%
                    Expected life                  10 years          10 years
                    Volatility                          66%              107%

9.       Income taxes:

         The Company has $6,488,000 in Federal and state net operating loss carryovers, which can be used to offset future taxable income. The Federal and state net operating loss carryforwards begin to expire in the year 2019 and 2009, respectively.

                               PENNEXX FOODS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

         In 2001 and 2000, the tax benefit of the current years' net operating loss carryforwards of $2,758,000 and $2,131,000, respectively, were offset by valuation provisions. The reconciliation between income tax benefit at the Federal statutory rate of 34% and tax on the Statements of Operations is as follows:

                                                                            2001                    2000
                                                                        ----------              ----------
        Federal income tax benefit at the statutory rate                $  913,000              $1,684,000
        State income tax benefit                                           245,000                 446,000
        Other                                                           (   3,000)                   1,000
                                                                        ----------              ----------
                                                                         1,155,000               2,131,000
        Valuation allowance                                              1,155,000               2,131,000
                                                                        ----------              ----------
        Tax benefit for the statements of operations                    $        0              $        0
                                                                        ==========              ==========


         The tax effects of the carryforwards and the deductible and taxable temporary differences that give rise to deferred tax assets and liabilities at December 31 are as follows:

                                                   2001               2000
                                               -----------        -----------

Deferred tax assets:
     Allowance for doubtful accounts           $    11,000        $    11,000
     Compensation                                  801,000            764,000
     Inventory                                       8,000              3,000
     Net operating loss carryforwards            2,790,000          1,604,000
                                               -----------        -----------

         Total gross deferred tax assets         3,610,000          2,382,000

Deferred tax liabilities:
     Premises and Equipment                       (149,000)           (76,000)
Valuation allowance                             (3,461,000)        (2,306,000)
                                               -----------        -----------

                 Net deferred tax assets       $         0        $         0
                                               ===========        ===========

         10. Lease commitments:

         The Company leases its Philadelphia and Pottstown locations (see Note
         12). The Philadelphia lease is for a term of 37 months ending August 31, 2002 and requires monthly payments of approximately $6,000. This property is leased from individuals were are related to a former shareholder/officer. The Pottstown lease is for an initial term of one year ending April 30, 2001 with an automatic renewal of three consecutive periods of one year each unless 60 day notification is given by the Company prior to the end of the initial term or renewal term and requires monthly payments of $8,000. This

                               PENNEXX FOODS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

         notification was given in the first quarter of 2002. Total rent expense under these leases was approximately $158,000.

         11. Related party transactions:

         During 2000, the Company engaged a shareholder to assist the Company in obtaining debt financing to be used for a potential expansion into New England and for working capital purposes. The shareholder was also the holder of note payable (b) referred to in footnote 6. The agreement provides that the Company would issue to the shareholder 1.1 million shares of Company common stock on February 1, 2001, and upon the closing of debt financing in the amount of at least $9.5 million procured pursuant to the agreement, a second group of 1.1 million shares of Company common stock.

         The agreement also provides that if, prior to the completion of such debt financing and prior to the termination of the agreement, more than 30% of the Company's outstanding shares of common stock shall be sold in a single transaction or a series of related transactions, the shareholder would be entitled to receive the second group of 1.1 million shares. The agreement further provides that if the Company sells new shares at a price of less than $2.50 per share at any time after the shareholder becomes entitled to receive the second group of
         1.1 million shares, the number of shares otherwise deliverable pursuant to the agreement is increased in accordance with a formula that varies inversely with the sales price for such newly sold shares. Finally, the agreement granted the shareholder an option to acquire for no additional consideration up to 2,000,000 additional shares of Company common stock if any such debt financing were forgiven by the lender(s) under specified circumstances. The Company terminated the agreement on April 6, 2001 in accordance with its terms.

         The shareholder has brought suit against the Company. In the complaint, the shareholder has demanded that the Company issue and deliver to him
         (a) 2.2 million shares of Pennexx Common Stock, (b) an option to purchase for no additional consideration 2.0 million shares of Pennexx Common Stock, and (c) shares of Pennexx Common Stock in payment of his $0.3 million loan. In addition, the shareholder has accused the Company of unfair and deceptive business practices.

         Finally, the shareholder asserts that he is entitled to an unspecified number of additional shares of Pennexx Common Stock under the anti-dilution provisions of the agreement which, he further alleges, will result in the required additional issuances of shares to Smithfield and to him ad inifinitem thereby effectively diluting other common shareholders of their interest in the Company. The shareholder has also demanded interest, costs and attorneys' fees.

                               PENNEXX FOODS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

         The Company denies the allegations in the complaint and intends to contest them vigorously. The Company has numerous defenses to the complaint including that the agreement is void and unenforceable. Under the agreement, the Company's $0.3 million debt to the shareholder stopped accruing interest and was required to be converted to shares of Company Common Stock at a conversion price of $1 per share. In 2001 a certificate was issued for shares on account of this debt and accrued interest, but the share certificate has not been delivered because of uncertainties regarding the extent of the Company's obligations, which will ultimately be resolved in the pending litigation.

         Because of the pendency of the dispute, the Company is unable to determine with certainty the actual number of shares, if any, which it will be required to issue to the shareholder; however, the Company is nonetheless required to treat the matter in some manner to complete its financial statements. Accordingly, the Company has chosen to include the initial group of 1.1 million shares in the foregoing Statement of Stockholders' Equity and has charged $1.65 million (representing the 1.1 million shares at a price of $1.50 per share) to operations for the year ended December 31, 2000 on account of the consulting services allegedly provided by the shareholder pursuant to the agreement. Despite this presentation, the Company disputes its obligation to deliver any such shares, and when the matter is ultimately resolved, an appropriate accounting entry will be made to reflect the difference between the shares actually issued as a result of such resolution, if any, and the number of shares recorded on the foregoing financial statements.

         For the years ended December 31, 2001 and 2000, the Company purchased $5,902,000 and $3,507,000 of material from Smithfield. As of December 31, 2001 and 2000, $273,000 and $18,000 is included in accounts payable for these purchases. Sales to Smithfield were $3,680,000 for the year ended December 31, 2000. As of December 31, 2000, $65,000 was included in accounts receivables for these sales. Note 6 discloses a financing arrangement between the Company and Smithfield.

         12. Subsequent event:

         Subsequent to December 31, 2001, the Company entered into an agreement to purchase a new facility in Philadelphia, Pennsylvania. It is the Company's intention to move all production to this facility at the end of the second quarter of 2002. The purchase price of this facility is $2,000,000 and management expects to spend at least an additional $8,500,000 for equipment and renovations. The Company is in the process of obtaining financing for the facility and equipment.

         13. Litigation:

         In the normal course of business, there are various outstanding legal proceedings in addition to the matter disclosed in Note 11. In the opinion of management, after consultation with legal counsel, the

                               PENNEXX FOODS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

         financial statements of the Company will not be materially affected by the outcome of such legal proceedings.