Form 10QSB/A
period 2001-09-30
PENNEXX FOODS INC
filed 2002-04-09
CIK 1127395

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-QSB/A
                                (Amendment No. 2)
(Mark One)

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

Yes            No
         -----       ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes
of common equity, as of the latest  practicable date:            26,006,988
                                                      ------------------------

         Transitional  Small Business Disclosure Format (check one):

Yes            No
         -----       ------

                                      INDEX



  PART I
  FINANCIAL INFORMATION

  Item 1.  Financial Statements.............................................3

  Item 2   Management's Discussion and Analysis or Plan of Operation.......10



  PART II
  OTHER INFORMATION

  Item 1.  Legal Proceedings...............................................12

  Item 6.  Exhibits and Reports on Form 8-K................................12

                                      PART I
                               FINANCIAL INFORMATION

Item 1.   Financial Statements

                               PINNACLE FOODS, INC.
                                   Balance Sheet
                                September 30, 2001
                                    (Unaudited)

                                      ASSETS

Current Assets:
     Cash                                                             $  1,969,968
     Trade Receivables, less Allowance of $25,595                        3,728,273
     Inventory                                                             926,325
     Prepaid Expenses                                                      131,115
                                                                      ------------
         Total Current Assets                                            6,755,681
                                                                      ------------

Fixed Assets:
     Property and Equipment                                              4,080,680
     Less Accumulated Depreciation                                        (810,761)
                                                                      ------------
         Total Fixed Assets                                              3,269,919
                                                                      ------------

Other Assets:                                                               33,494
                                                                      ------------

Total Assets:                                                         $ 10,059,094
                                                                      ============


                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Current Installments on Capital Lease Obligations                $    264,903
     Accounts Payable                                                    2,297,613
     Accrued Expenses                                                      414,118
                                                                      ------------
         Total Current Liabilities                                       2,976,634
                                                                      ------------

Long Term Liabilities
         Capital Lease Obligations Less Current Installments               731,814
         Notes Payable                                                   2,500,000
                                                                      ------------
                  Total Long Term Liabilities                            3,231,814
                                                                      ------------

Stockholders' Equity:
     Common Stock                                                          264,249
     Additional Paid-In Capital                                         12,106,681
     Deficit                                                            (8,180,131)
     Deferred Compensation                                                (340,153)
                                                                      ------------
         Total Stockholders Equity                                       3,850,646
                                                                      ------------

Total Liabilities and Stockholders' Equity                            $ 10,059,094
                                                                      ============

See notes to condensed financial statements.

                                                 PINNACLE FOODS, INC.
                                               Statements of Operations
                                                      (Unaudited)

                                             For the Three Month Period Ended       For the Nine Month Period Ended
                                                       September 30                           September 30
                                            -----------------------------------    -----------------------------------
                                                 2001                2000               2001                2000
                                            ----------------    ---------------    ----------------    ---------------
Sales                                       $  11,919,282       $   3,833,319      $  30,887,775       $   5,949,686

Cost of Goods Sold                             11,914,058           4,165,099         30,571,897           6,443,518
                                            ----------------    ---------------    ----------------    ---------------

Gross Profit                                        5,224            (331,780)           315,878            (493,832)

Operating Expenses                              1,286,692             672,320          2,877,113           1,521,318
                                            ----------------    ---------------    ----------------    ---------------

Loss from Operations                           (1,281,468)         (1,004,100)        (2,561,235)         (2,015,150)

Other Expenses                                                        158,985            135,880             201,050
     Interest (Net)                                18,826

                                            ----------------    ---------------    ----------------    ---------------

Net Loss                                    $  (1,300,294)      $  (1,163,085)     $  (2,697,115)      $  (2,216,200)
                                            ================    ===============    ================    ===============

Loss Per Share
     Basic                                  $    (0.05)         $    (0.12)        $    (0.16)         $     (0.25)
     Diluted                                $    (0.05)         $    (0.12)        $    (0.16)         $     (0.25)

Weighted Average Shares Outstanding
     Basic
     Diluted                                   26,006,988           9,323,380         17,217,513           8,753,300
                                               26,006,988           9,323,380         17,217,513           8,753,300


See notes to condensed financial statements.

                                                     PINNACLE FOODS, INC.
                                                   Statements of Cash Flows
                                                         (Unaudited)


                                                                               For the Nine Month Periods Ended
                                                                                         September 30
                                                                   ---------------------------------------------------------

                                                                              2001                          2000
                                                                   ---------------------------    --------------------------
Cash Flows Used for Operating Activities
     Net Loss                                                      $         (2,697,115)          $        (2,216,200)
     Adjustments
         Provision for Doubtful Accounts                                              -                        25,595
         Depreciation and Amortization                                          449,466                       226,495
         Deferred Compensation                                                   78,497                             -
         Common Stock Issued for:
              Interest                                                           31,318                       166,000
              Consulting                                                        128,000                       213,600
              Compensation                                                            -                       125,600
         Changes in Assets and Liabilities
              Trade Receivables                                              (2,438,079)                   (1,015,250)
              Other Receivables                                                  95,410                       (95,410)
              Inventory                                                        (448,560)                     (543,261)
              Prepaid Expenses                                                  (81,281)                      (14,242)
              Accounts Payable                                                 (590,262)                    2,056,091
              Accrued Expenses                                                  137,813                       395,349
                                                                   ---------------------------    --------------------------

Net Cash Used for Operating Activities                                       (5,334,793)                     (675,633)
                                                                   ---------------------------    --------------------------

Cash Flows Used for Investing Activities
     Purchase of Property and Equipment                                        (868,331)                     (784,714)
     Other Assets                                                                (3,347)                      (26,865)
                                                                   ---------------------------    --------------------------

Net Cash Used for Investing Activities                                         (871,678)                     (811,579)
                                                                   ---------------------------    --------------------------

Cash Flows From Financing Activities
     Proceeds from Issuance of Common Stock, Net                              5,909,567                       944,000
     Proceeds from Issuance of Convertible Debt                                       -                     1,095,240
     Proceeds from Issuance of Debt                                           2,500,000                       320,000
     Repayments on Debt                                                               -                      (382,454)
     Repayments on Capital Lease Obligations                                   (233,128)                     (227,140)
                                                                   ---------------------------    --------------------------

Net Cash Provided by Financing Activities                                     8,179,439                     1,749,646
                                                                   ---------------------------    --------------------------

Net Increase in Cash                                                          1,969,968                       262,434

Cash, Beginning of Year                                                               -                        92,271
                                                                   ---------------------------    --------------------------

Cash, End of Period                                                $          1,969,968           $           354,705
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

                                                  PINNACLE FOODS, INC.
                                            Statement of Stockholders' Equity
                                       Nine Month Period Ended September 30, 2001
                                                       (Unaudited)

                                  Common stock
                                 $.01 par value
                          50,000,000 shares authorized
                             ---------------------------------
                                Shares                     Additional
                              issued or                      paid-in                        Deferred
                               issuable      Amount          capital         Deficit      Compensation      Total
                             ------------------------------------------------------------------------------------------
Balance, January 1, 2001        13,367,298   $  133,673     $  5,768,372   $ (5,483,016)   $ (418,650)    $        379

Net Loss                                                                     (2,697,115)                    (2,697,115)

Grant of Compensatory Options                                                                   78,497          78,497

Common Stock Issued
  or Issuable For:
     Cash, Net                  12,510,161       125,102       5,784,465                                     5,909,567
     Consulting                    160,000         1,600         126,400                                       128,000
     Interest                       20,696           207          31,111                                        31,318
     Convertible Debt              366,667         3,667         396,333                                       400,000
                             ------------------------------------------------------------------------------------------

Balance, September 30, 2001    26,424,822    $   264,249    $ 12,106,681   $ (8,180,131)   $ (340,153)    $  3,850,646
                             ==========================================================================================


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

4.       Inventory.
         ---------

         The Company's inventories are valued at the lower of first-in, first-out or market. Inventories at September 30, 2001 consist of the following:

                 Beef, pork, veal, lamb               $ 265,476
                 Packaging supplies                     463,364
                 Finished goods                         197,485
                                                    ------------

                                                      $ 926,325
                                                    ============


5.       Notes Payable.
         -------------

         During 2001, the Company repaid $400,000 of convertible bonds with its common stock. The conversion ratio for these borrowings ranged between $1.00 and $1.50 per share.

6.       Stock Options.
         -------------

         During 2001, the Company granted 375,000 stock options. The exercise price of these stock options range between $1.00 to $1.25 per share. In addition, options to purchase 25,000 shares were forfeited.

7.       Stockholders' Equity.
         --------------------

         In June of 2001, the Company entered into an agreement with Smithfield Foods, Inc. ("Smithfield") in which Smithfield purchased shares of the Company which resulted in Smithfield's owning 50% of the issued and outstanding shares upon completion of the transaction for $6,000,000. In addition, Smithfield provided the Company with a $30,000,000 revolving line of credit. Moneys dues under the line of credit bear interest at 1% above prime and are secured by all of the Company's assets. The loan will mature in five years.

8.       Net Income (Loss) Per Share.
         ---------------------------

Basic loss per share (LPS) is computed using the weighted average number of common shares outstanding during the period. Diluted LPS is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of common stock issuable upon exercise of stock options. No adjustments to earnings were made for purposes of per share calculations. There were no dilutive potential common shares in 2000 or 2001 because the assumed exercise of the options would be anti-dilutive.

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

         Cost of goods sold for the nine-month period ended September 30, 2001 was $30.6 million which resulted in a gross profit of approximately $0.3 million. By comparison, cost of goods sold for the nine-month period ended September 30, 2000 was $6.4 million, which resulted in a gross loss of approximately $0.5 million. Operating expenses for the nine-month period ended September 30, 2001 were $2.9 million as compared to $1.5 for the comparable period of the prior year. This increase of $1.4 million resulted from the increase in freight and commission expenses. The Company leased three trucks in 2001 as compared to the prior year in which it leased two trucks. The move of the majority of operations to the Pottstown facility in the first quarter and subsequently, the move of all operations to Pottstown in the second quarter was initiated to control costs more effectively. The Philadelphia facility is currently being used as a storage facility.

         Interest expense (net) for the nine-month period ended September 30, 2001 was approximately $0.1 million compared to approximately $0.2 million for the comparable period of 2000. This decrease in interest expense is due to the repayment of loans in late 2000 as well as an increase in interest earned on investments. The net loss for the nine-month period of 2001 was approximately $2.7 million as compared to $2.2 million for 2000.

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

         At September 30, 2001, the Company had $2.0 million of cash (and cash equivalents). The Company's current ratio at September 30, 2001 was 2.27. If the Company continues to consume cash at the rate which prevailed during the first nine months of 2001, the Company will deplete its cash resources by the spring or early summer of 2002.

                                     PART II
                                OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

         The Company filed no Current Reports on Form 8-K during the three month period ended September 30, 2001.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        PENNEXX FOODS, INC. f/k/a
                                        PINNACLE FOODS, INC.


Date:    April 8, 2002                  By: /s/ Michael D. Queen
                                           ------------------------------------
                                                 Michael D. Queen, President


                                        By: /s/ Thomas K. McGreal
                                           ------------------------------------
                                                 Thomas K. McGreal,
                                                 Principal Financial Officer