Form 10QSB
period 2002-03-31
PENNEXX FOODS INC
filed 2002-05-15
CIK 1127395

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

(Mark One)


[X] Quarterly report under Section 13 or 15(d) of he Securities Exchange Act of 1934


For the quarterly period ended March 31, 2002
                               --------------


[ ]  Transition report under Section 13 or 15(d) of the Exchange Act


For the transition period from ___________ to _________

         Commission file number             000-31148
                                ------------------------------------------------

                               PENNEXX FOODS, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

          Pennsylvania                                     23-3008972
-----------------------------------                   ----------------------
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

--------------------------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 25,324,822
                                                    ---------------------

         Transitional  Small Business Disclosure Format (check one):

Yes            No      X
         -----       ------

                                      INDEX



  PART I
  FINANCIAL INFORMATION

  Item 1.  Financial Statements.............................................3

  Item 2.  Management's Discussion and Analysis or Plan of Operation........9



  PART II
  OTHER INFORMATION

  Item 1.  Legal Proceedings...............................................12

  Item 6.  Exhibits and Reports on Form 8-K................................12

                                                         PART I
                                                  FINANCIAL INFORMATION

Item 1.   Financial Statements

                                                   PENNEXX FOODS, INC.
                                                     Balance Sheets

                                                         ASSETS
                                                                              March 31, 2002        December 31, 2001
                                                                        ---------------------- -----------------------
                                                                                 (Unaudited)
Current Assets:
     Cash                                                                       $  2,586,371              $2,415,785
     Trade Receivables, less allowance of $25,595                                  2,530,305               2,595,495
     Inventory                                                                     1,574,702               1,142,223
     Prepaid Expenses                                                                241,100                 201,843
                                                                        ---------------------- -----------------------
         Total Current Assets                                                      6,932,478               6,355,346
                                                                        ---------------------- -----------------------

Fixed Assets:
     Property and Equipment                                                        4,974,548               4,186,944
     Less Accumulated Depreciation                                                 1,112,976                 947,232
                                                                        ---------------------- -----------------------
         Total Fixed Assets                                                        3,861,572               3,239,712
                                                                        ---------------------- -----------------------

Other Assets:                                                                         60,245                  61,772
                                                                        ---------------------- -----------------------

Total Assets:                                                                   $ 10,854,295              $9,656,830
                                                                        ====================== =======================

                                          LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Current Installments of Capital Lease Obligations                            $   242,807            $    233,000
     Accounts Payable                                                               3,111,198               2,100,254
     Accrued Expenses                                                                 468,665                 266,784
                                                                      ------------------------- ----------------------
         Total Current Liabilities                                                  3,822,670               2,600,038
                                                                      ------------------------- ----------------------

Long Term Liabilities:
     Capital Lease Obligations Less Current Installments                              619,007                 677,790
     Note Payable                                                                   2,500,000               2,500,000
                                                                      ------------------------- ----------------------
         Total Long Term Liabilities                                                3,119,007               3,177,790
                                                                      ------------------------- ----------------------

Shareholders' Equity:
     Common Stock                                                                     264,249                 264,249
     Additional Paid-In Capital                                                    12,097,881              12,097,881
     Deficit                                                                      (8,161,690)              (8,169,140)
     Deferred Compensation                                                          (287,822)                (313,988)
                                                                      ------------------------- ----------------------
         Total Shareholders' Equity                                                 3,912,618               3,879,002
                                                                      ------------------------- ----------------------

Total Liabilities and Shareholders' Equity                                       $ 10,854,295          $    9,656,830
                                                                      ========================= ======================

See accompanying notes to financial statements.

                                                  PENNEXX FOODS, INC.
                                               Statements of Operations
                                                      (Unaudited)


                                                                           For the Three Month Period Ended
                                                                                       March 31
                                                                   --------------------------------------------------

                                                                            2002                        2001
                                                                   ------------------------     ---------------------
Sales                                                                          $10,924,971             $   8,017,624

Cost of Goods Sold

         Meat                                                                    7,031,091                 5,193,044
         Labor                                                                   1,200,807                 1,285,095
         Supplies                                                                1,218,199                   786,125
                                                                   ------------------------     ---------------------

Total Cost of Goods Sold                                                         9,450,097                 7,264,264
                                                                   ------------------------     ---------------------

Gross Profit                                                                     1,474,874                   753,360

Operating Expenses                                                               1,417,171                 1,089,962
                                                                   ------------------------     ---------------------

Income (Loss) from Operations                                                       57,703                 (336,602)

Interest (Net of Interest Income)                                                   50,253                    68,148
                                                                   ------------------------     ---------------------


Net Income (Loss)                                                                $   7,450             $   (404,750)
                                                                   ========================     =====================

Income (Loss) Per Share
     Basic                                                                       $    0.00                $   (0.03)
     Diluted                                                                     $    0.00                $   (0.03)

Weighted Average Shares Outstanding
     Basic                                                                      25,825,655                11,745,333
     Diluted                                                                    27,208,342                11,745,333



See accompanying notes to financial statements.

                                                     PENNEXX FOODS, INC.
                                                   Statements of Cash Flows
                                                         (Unaudited)

                                                                               For the Three Month Period Ended
                                                                                           March 31
                                                                   ---------------------------------------------------------

                                                                              2002                          2001
                                                                   ---------------------------    --------------------------
Cash Flows From Operating Activities
     Net Income (Loss)                                                              $   7,450                   $ (404,750)
     Adjustments
         Depreciation and Amortization                                                165,744                       143,482
         Deferred Compensation                                                         26,166                        26,166
         Common Stock Issued for:
              Interest                                                                                               23,818
              Consulting                                                                                            128,000
         Changes in Assets and Liabilities
              Trade Receivables                                                        65,190                     (157,771)
              Other Receivables                                                                                      95,410
              Inventory                                                             (432,479)                     (293,885)
              Prepaid Expenses                                                       (39,257)                      (17,908)
              Accounts Payable                                                      1,010,944                       599,723
              Accrued Expenses                                                        201,881                        14,213
                                                                   ---------------------------    --------------------------

Net Cash Provided By Operating Activities                                           1,005,639                       156,498
                                                                   ---------------------------    --------------------------

Cash Flows From Investing Activities
     Purchase of Property and Equipment                                             (787,604)                      (79,840)
     Other Assets                                                                       1,527                         6,500
                                                                   ---------------------------    --------------------------

Net Cash Used for Investing Activities                                              (786,077)                      (73,340)
                                                                   ---------------------------    --------------------------

Cash Flows From Financing Activities
     Line of Credit Advances, Net                                                                                   100,000
     Repayments on Capital Lease Obligations                                         (48,976)                      (76,333)
                                                                   ---------------------------    --------------------------

Net Cash (Used In ) Provided by Financing Activities                                 (48,976)                        23,667
                                                                   ---------------------------    --------------------------

Net Increase in Cash                                                                  170,586                       106,825

Cash, Beginning of Period                                                           2,415,785                             -
                                                                   ---------------------------    --------------------------

Cash, End of Period                                                                $2,586,371                     $ 106,825
                                                                   ===========================    ==========================


Supplemental Disclosures of Cash Flow Information
     Interest Paid during the Period                                                  $25,622                       $44,121

     Non-cash Items
         Debt Converted into Common Stock                                                                          $100,000

See accompanying notes to financial statements.

                                                        PENNEXX FOODS, INC.
                                                 Statement of Shareholders' Equity
                                              Three Month Period Ended March 31, 2002
                                                            (Unaudited)

                                   Common stock
                                  $.01 par value
                           50,000,000 shares authorized
                           -----------------------------
                                Shares                        Additional
                              issued or                         paid-in                              Deferred
                               issuable       Amount            capital           Deficit          Compensation       Total
                          -------------------------------------------------------------------------------------------------------
Balance, January 1, 2002      26,424,822     $ 264,249       $ 12,097,881     $ (8,169,140)         $ (313,988)      $ 3,879,002

Net Income                                                                            7,450                                7,450
Amortization of
compensatory
options                                                                                                  26,166           26,166
                          -------------------------------------------------------------------------------------------------------


Balance, March 31, 2002       26,424,822     $ 264,249       $ 12,097,881      $(8,161,690)         $ (287,822)       $3,912,618
                          =======================================================================================================


See accompanying notes to financial statements.

                               PENNEXX FOODS, INC.
                     Notes to Condensed Financial Statements
                                 March 31, 2002

1.       Basis of Presentation.
         ---------------------

         The unaudited condensed financial statements have been prepared by Pennexx Foods, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. In the opinion of the Company, all adjustments, including normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2002 and the results of its operations and cash flows for the three month period then ended have been included. The results of operations for the interim period are not necessarily indicative of the results for the year.

2.       Accounting Policies.
         -------------------

         There have been no changes in accounting policies used by the Company during the quarter ended March 31, 2002.

3.       Summary of Business.
         -------------------

         The Company, incorporated on July 20, 1999 in the Commonwealth of Pennsylvania, prepares case-ready meats for distribution to retailers in the Northeastern United States. It grants credit to its customers without requiring collateral.

4.       Inventory.
         ---------

         The Company's inventories are valued at the lower of first-in, first-out or market. Inventories at March 31, 2002 consist of the following:

           Unfinished Beef, pork, veal, lamb               $       516,284
           Packaging supplies                                      718,422
           Finished goods                                          339,996
                                                           ---------------

                                                           $     1,574,702
                                                           ===============

5.       Note Payable.
         ------------

         The Company has established a $30,000,000 revolving line of credit with its 50% shareholder, Smithfield Foods, Inc. ("Smithfield"). The Company's outstanding balance under the line of credit bears interest at 1% above prime and is secured by all of the Company's assets. The loan will mature in 2006. At March 31, 2002, the Company's outstanding principal balance under the line of credit was $2.5 million and the accrued and unpaid interest was $91,867.

6.       Net Income (Loss) Per Share.
         ---------------------------

         Basic income /(loss) per share ("EPS") is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of common stock issuable upon exercise of stock options. The potential dilutive common shares for the period ending March 31, 2002 are 1,382,687. For the period ending March 31, 2001, there were no dilutive potential common shares because the assumed exercise of the options would be anti-dilutive.

Item 2.    Management's Discussion and Analysis or Plan of Operation

         Certain information contained in this Quarterly Report on Form 10-QSB represents "forward-looking" statements (as defined in Section 27A of the Securities Act of 1933, as amended) that involve risks and uncertainties which may cause actual results to differ materially from those predicted in the forward-looking statements. If any of the Company's assumptions on which such statements are based prove incorrect, or should unanticipated circumstances arise, the Company's actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors, including, but not limited to, those listed under Item 6, "Note Regarding Forward-Looking Statements" filed with the Securities and Exchange Commission on Form 10-KSB for the year ended December 31, 2001.

         Results of Operations

         Sales for the three-month period ended March 31, 2002 were $10.9 million, representing an increase of approximately $2.9 million or 36% over sales of $8.0 million from the corresponding period of 2001. This increase was primarily the result of the increase in the volume of products handled (due in part to increasing sales to existing customers as well as sales to new customers) but was also partially due to a change in the mix of products sold in favor of higher priced items. As the diversity of services that the Company offers continues to grow, customers are increasing both the range of products as well as the quantity ordered.

         Cost of goods sold for the three-month period ended March 31, 2002 was $9.4 million which resulted in a gross profit of approximately $1.5 million or 14% of sales. By comparison, cost of goods sold for the three-month period ended March 31, 2001 was $7.2 million, which resulted in a gross profit of $0.8 million or 9% of sales. The Company's cost of goods sold is comprised of three main components: meat, direct payroll, and supplies. These items accounted for approximately 64%, 11% and 11% of sales, respectively, in the three months ended March 31, 2002 as compared to 65%, 16% and 10% of sales for the corresponding period of the prior year. Direct payroll declined as a percentage of sales in 2002 compared to 2001 due to increasing labor efficiencies.

         Operating expenses for the three months ended March 31, 2002 were $1.4 million (13% of sales) as compared to $1.1 million (14% of sales) for the corresponding period of 2001. This increase of $0.3 million resulted from increased non-productive payroll expenses, increased depreciation expenses, increased maintenance expenses, increased insurance expenses, and increased freight and commissions expenses due to sales volume and continued growth.

         Interest expense (net of interest income) for the three-month period ended March 31, 2002 was approximately $0.05 million compared to approximately $0.07 million for the comparable period of 2001. This decrease in interest expense (net of interest income) is principally due to the increase in interest earned on investments. The net income for the three-month period of 2002 was approximately $0.008 million as compared to a net loss of $0.4 million for the first three months of 2001.

         On April 2, 2002, the Company purchased and will be renovating a new facility located on Tabor Avenue in Philadelphia, PA (the "Tabor Avenue Facility"). The Company intends to consolidate all operations in the new plant when it is refurnished and equipped. The purchase price for the property was $2.0 million. The Company's estimate to renovate and equip the new facility is as follows:


            Renovation Cost           $2.5 million   to        $4.0 million

            Equipment Costs           $9.0 million   to       $12.0 million
                                -------------------       ------------------

            Total                    $11.5 million   to       $16.0 million
                                ===================       ==================

         In addition to these expenses, the Company will also incur moving expenses and other costs associated with the proposed move to the new plant. Although employment will be offered to the existing work force, the Company believes that it will have to replace at least a portion of the work force which chooses not to relocate from Pottstown. As a result, the Company will probably experience, at least temporarily, certain lost efficiencies among workers, and will incur additional costs to train new employees.

         The Company expects to capitalize the acquisition and renovation costs of the Tabor Avenue Facility as well as the transactional expenses incurred in connection with the purchase. These amounts will be amortized over the estimated 39 year life of the building. The costs of moving and installing equipment in the new plant will be capitalized and depreciated over three years.

         When the Company vacates the Pottstown plant, it will write-off all remaining unamortized leasehold improvements located there. At March 31, 2002 the amount of such unamortized leasehold improvements was $185,000.

         Liquidity and Capital Resources

         At March 31, 2002, the Company had $2.6 million of cash (and cash equivalents). The Company's current ratio at March 31, 2002 was 1.8 to 1.0.

         Generally, the Company maintains an unfinished inventory of meat supplies equal to approximately 60-75% of estimated weekly sales volume. Purchases are made using the trade credit programs of suppliers, which allow the Company to purchase meat supplies with payment due within seven days. Inventory is purchased generally on a daily basis and in advance (i.e., in anticipation) of customer orders.

         The Company's working capital decreased from $3.8 million at December 31, 2001 to $3.1 million at March 31, 2002, principally as a result of the purchase of property and equipment (including $0.2 million as a down payment on the Tabor Avenue plant). Inventory at March 31, 2002 was unusually high due to heavy purchases of supplies in anticipation of second quarter volume. Accounts payable increased from $2.1 million at December 31, 2001 to $3.1 million at March 31, 2002 as a result of the Company's efforts to take advantage of credit terms provided by suppliers. Finally, accrued expenses were unusually high at March 31, 2002 as a result of the timing of payroll dates in relation to the quarter ending March 31, 2002.

         Smithfield has agreed to allow the Company to use up to $18.3 million of the $30 million credit line (see note 5 to financial statements) to allow the Company to purchase, renovate and equip the Tabor Avenue Facility. If the actual costs exceed this amount, the Company will have to get incremental funding approval from Smithfield, use internally generated funds, or secure additional commercial financing. The amount outstanding on the Smithfield line of credit was as follows on the dates indicated:

                  Description            March 31, 2002        December 31, 2001

           Principal Advances                $ 2,500,000            $2,500,000

           Accrued Interest                     $ 91,867               $58,000
                                         ----------------     -----------------

           Total                             $ 2,591,867            $2,558,000
                                         ----------------     -----------------

         The Company has also applied for certain economic development related financing for the new facility in an aggregate amount of $10 million. To the extent received, these amounts would be used to repay advances made by Smithfield on the line of credit. The economic development loans, if obtained, would bear below market interest rates.

                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is involved in a lawsuit with the landlord at the Pottstown facility. Proceedings began on November 11, 2000 in the Montgomery County Court of Common Pleas. The landlord has alleged that the Company failed to make timely rental payments and is seeking damages and ejectment. The Company's defense is that the rent was withheld because of the landlord's prior failure to honor its obligations to make certain improvements at the property. All rents due to date have either been paid to the landlord or deposited into escrow. Since the commencement of the litigation, the landlord has filed a voluntary petition for protection from its creditors under Chapter 11 of the Bankruptcy Code. As a result, the case has been transferred to the Federal bankruptcy court. If the Company were to lose this suit, whether before the Montgomery County Court or the Federal bankruptcy court, the landlord could eject the Company from the property, and the Company could lose some or all of the benefit of certain improvements made to the property in the aggregate approximate amount of $185,000.

         The current lease at the Pottstown plant terminated in accordance with its terms on April 30, 2002. However, the Company is nonetheless continuing to use the plant for production because the Tabor Avenue Facility is not yet operational. On April 25, 2002 the landlord filed a motion for partial summary judgment with the United States Bankruptcy Court for the Eastern District of Pennsylvania to evict, eject and dispossess the Company from the Pottstown plant. Because management does not believe the Tabor Avenue Facility will be operational until the end of the third quarter of 2002, if the Court forced the Company to vacate the Pottstown facility before the Tabor Avenue Facility is available, the Company would not have a plant in which to operate, which would, in turn, have a material, adverse effect on the Company's operations.

Item 6.  Exhibits and Reports on Form 8-K

         The Company filed no Current Reports on Form 8-K during the three month period ended March 31, 2002. However, the Company filed a Current Report on Form 8-K dated April 2, 2002 in connection with its purchase of the Tabor Avenue Facility.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         PENNEXX FOODS, INC.


Date:    May 15, 2002                    By:  /s/ Michael D. Queen
                                            --------------------------------
                                              Michael D. Queen
                                              President


                                         By:  /s/ George B. Pearcy
                                            --------------------------------
                                              George B. Pearcy
                                              Chief Financial Officer