Form 10QSB
period 2002-06-30
PENNEXX FOODS INC
filed 2002-08-19
CIK 1127395

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002
                               -------------

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ___________ to _________

                        Commission file number 000-31148
                                              ----------

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

                    5501 Tabor Avenue, Philadelphia, PA 19120
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                  215-743-4331
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                     980 Glasgow Street, Pottstown, PA 19464
--------------------------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

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

Yes            No
         -----       ------
                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 25,324,822
                                                    --------------------

         Transitional  Small Business Disclosure Format (check one):

Yes            No      X
         -----       ------

                                      INDEX



  PART I
  FINANCIAL INFORMATION

  Item 1.  Financial Statements................................................3

  Item 2.  Management's Discussion and Analysis or Plan of Operation...........8



  PART II
  OTHER INFORMATION

  Item 1.  Legal Proceedings..................................................12

  Item 5.  Other Information..................................................14

  Item 6.  Exhibits and Reports on Form 8-K...................................14

                         PART I -- FINANCIAL INFORMATION

Item 1.   Financial Statements

                                         PENNEXX FOODS, INC.
                                           Balance Sheets

                                               ASSETS

                                                                June 30, 2002       December 31, 2001
                                                                 (Unaudited)
                                                                ------------           ------------
Current Assets:
   Cash                                                         $  1,169,288           $  2,415,785
   Trade Receivables, net of allowance for doubtful
       accounts (2002, $177,736; 2001, $25,595)                    3,595,835              2,595,495
   Inventory                                                       1,938,790              1,142,223
   Prepaid Expenses                                                  188,332                201,843
                                                                ------------           ------------
         Total Current Assets                                      6,892,245              6,355,346

Fixed Assets:
   Land, Property and Equipment                                   11,748,063              4,186,944
   Less Accumulated Depreciation                                   1,302,912                947,232
                                                                ------------           ------------
         Total Fixed Assets                                       10,445,151              3,239,712

Other Assets                                                          37,245                 61,772
                                                                ------------           ------------

Total Assets                                                    $ 17,374,641           $  9,656,830
                                                                ============           ============


                                LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Current Installments on Capital Lease Obligations            $    248,207           $    233,000
   Accounts Payable, Operating                                     5,694,445              2,100,254
   Accrued Expenses                                                  347,646                266,784
                                                                ------------           ------------
         Total Current Liabilities                                 6,290,298              2,600,038

Long Term Liabilities:
   Capital Lease Obligations less Current Installments               554,920                677,790
   Accounts Payable, Construction                                  1,784,467
   Notes Payable                                                   7,000,000              2,500,000
                                                                ------------           ------------
         Total Long Term Liabilities                               9,339,387              3,177,790
                                                                ------------           ------------

Shareholders' Equity:
   Common Stock                                                      264,249                264,249
   Additional Paid-in Capital                                     12,097,881             12,097,881
   Deficit                                                       (10,355,517)            (8,169,140)
   Deferred Compensation                                            (261,657)              (313,988)
                                                                ------------           ------------
         Total Shareholders' Equity                                1,744,956              3,879,002
                                                                ------------           ------------

Total Liabilities and Shareholders' Equity                      $ 17,374,641           $  9,656,830
                                                                ============           ============

See notes to condensed financial statements.


                                                      PENNEXX FOODS, INC.
                                                    Statements of Operations
                                                          (Unaudited)



                                                     For the Three Month                           For the Six Month
                                                    Period Ended June 30,                         Period Ended June 30,
                                             ---------------------------------------------------------------------------------
                                                   2002                  2001                  2002                   2001
                                                   ----                  ----                  ----                   ----
Sales                                        $ 13,600,172           $ 10,950,870           $ 24,525,143           $ 18,968,494

Cost of Goods Sold
     Meat                                       9,839,926              8,068,446             16,871,017             13,261,489
     Labor                                      1,829,765              1,854,553              3,030,572              3,383,431
     Supplies                                   2,064,681              1,226,794              3,282,880              2,012,919
                                             ---------------------------------------------------------------------------------
Total Cost of Goods Sold                       13,734,372             11,149,793             23,184,469             18,657,839
                                             ---------------------------------------------------------------------------------
                                                 (134,200)              (198,923)             1,340,674                310,655
Gross Profit (Loss)

Operating Expenses                              2,016,244                744,241              3,433,415              1,590,420
                                             ---------------------------------------------------------------------------------
                                               (2,150,444)              (943,164)            (2,092,741)            (1,279,765)
Loss from Operations

Interest (Net of Interest Income)                  43,383                 48,907                 93,636                117,056
                                             ---------------------------------------------------------------------------------
Net Loss                                     $ (2,193,827)          $   (992,071)          $ (2,186,377)          $ (1,396,821)
                                             =================================================================================

Loss Per Share
   Basic                                     $      (0.08)          $      (0.07)          $      (0.08)          $      (0.11)

Weighted Average Shares Outstanding
   Basic                                       26,424,822             13,575,076             26,424,822             12,676,285








See notes to condensed financial statements.

                                         PENNEXX FOODS, INC.
                                       Statements of Cash Flows
                                             (Unaudited)

                                                                   Six Month Period Ended June 30,
                                                                  ----------------------------------

                                                                      2002                   2001
                                                                  -----------           -----------
Cash flows from operating activities:
   Net Loss                                                       $(2,186,377)          $(1,396,821)
   Adjustments:
       Depreciation and Amortization                                  355,680               293,024
       Deferred Compensation                                           52,331                52,332
       Provisions for Doubtful Accounts                               154,141
       Common Stock issued for:
           Interest                                                                          23,818
           Consulting                                                                       128,000
       Changes in assets and liabilities
           Trade Receivables                                       (1,154,481)           (1,403,522)
           Other Receivables                                                                 95,410
           Inventory                                                 (796,567)             (384,916)
           Prepaid Expenses                                            13,511                10,290
           Accounts Payable                                         3,594,191             1,438,335
           Accrued Expenses                                            30,310                 2,963
                                                                  -----------           -----------
Net cash provided by (used for) operating activities                   62,739            (1,141,087)

Cash flows from investing activities:
   Purchase of land, property and equipment                        (5,726,100)             (343,561)
   Other Assets                                                        24,527                 5,204
                                                                  -----------           -----------
Net cash used for investing activities                             (5,701,573)             (338,357)

Cash flows from financing activities:
   Proceeds from issuance of stock, net                                                   5,923,418
   Proceeds from issuance of debt                                   4,500,000
   Repayments on capital lease obligations                           (107,663)             (140,200)
                                                                  -----------           -----------
Net cash provided by financing activities                           4,392,337             5,783,218
                                                                  -----------           -----------

Net increase (decrease) in cash                                    (1,246,497)            4,303,774

Cash, beginning of year                                             2,415,785
                                                                  -----------           -----------

Cash, end of period                                               $ 1,169,288           $ 4,303,774
                                                                  ===========           ===========

Supplemental disclosure of cash flow information:
   Interest paid during the period                                $    25,902           $    51,096

Non-cash items:
   Purchase of equipment under capital lease agreements                                 $   181,775
   Debt converted into common stock                                                     $   100,000
   Increase in land, property and equipment and accounts
    payable, construction                                         $ 1,784,467
   Interest expense capitalized                                   $    50,552



See notes to condensed financial statements.

                                                      Pennexx Foods, Inc.
                                               Statement of Shareholders' Equity
                                              Six Month Period ended June 30, 2002

                                                          (Unaudited)


                                              Common Stock
                                             $.01 par value
                                      50,000,000 shares authorized

                                    Shares issued                     Additional                   Deferred
                                     or issuable      Amount       paid-in capital   Deficit      Compensation       Total
                                    ------------------------------------------------------------------------------------------

Balance, January 1, 2002                 26,424,822     $264,249     $12,097,881  $(8,169,140)      $(313,988)     $3,879,002

Net loss                                                                           (2,186,377)                   ($2,186,377)

Amortization of Compensatory Options                                                                    52,331         52,331
                                    ------------------------------------------------------------------------------------------

Balance, June 30, 2002                   26,424,822     $264,249     $12,097,881 $(10,355,517)      $(261,657)     $1,744,956
                                    ==========================================================================================








See notes to condensed financial statements.

                               Pennexx Foods, Inc.
                     Notes to Condensed Financial Statements
                                  June 30, 2002

1.       Basis of presentation.

         The unaudited condensed financial statements have been prepared by Pennexx Foods, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2002 and the results of its operations and cash flows for the three and six months then ended, have been included. The results of operations of the interim period are not necessarily indicative of the results for the full year.

2.       Accounting policies.

         There have been no changes in accounting policies used by the Company during the period ended June 30, 2002.

3.       Summary of business.

         The Company, incorporated on July 20, 1999 in the Commonwealth of Pennsylvania, prepares case-ready meat for distribution to food retailers in the Northeastern United States. It grants credit to its customers without requiring collateral.

4.       Inventory.

         The Company's inventories are valued at the lower of first-in, first-out cost or market. Inventories consist of the following:


                                                    June 30, 2002    December 31, 2001
                                                     ----------          ----------
          Unfinished beef, pork, veal, lamb          $  642,000          $  682,000
          Packaging supplies                            797,000             344,000
          Finished Goods                                499,790             116,000
                                                     ----------          ----------

                                                     $1,938,790          $1,142,000
                                                     ==========          ==========

5.       Notes payable.

         Notes payable consist of the following at June 30, 2002 and December 31, 2001:

           ------------------------------ -------------------------------- -------------------------
                                              June 30, 2002                December 31, 2001
                                              -------------                -----------------
           Revolving loan                      $2,500,000                     $2,500,000
           ------------------------------ -------------------------------- -------------------------
           Tabor Ave. Facility                  4,500,000                              0
           ------------------------------ -------------------------------- -------------------------
                                               $7,000,000                     $2,500,000
           ------------------------------ -------------------------------- -------------------------

         The Company has established a $30 million Credit Agreement, as amended, with its 50% shareholder, Smithfield Foods, Inc. ("Smithfield"). The Company's outstanding balance under the line of credit bears interest at 1% above prime and is secured by all of the Company's assets. The loan will mature in 2006. At June 30, 2002, the Company's outstanding principal balance under the line of credit, for the revolver, was $2.5 million and accrued interest was $35,839.

         Smithfield has agreed to allow the Company to use up to $18.3 million of the $30 million credit line to allow the Company to purchase, renovate and equip the Tabor Avenue Facility. If the actual costs exceed this amount, the Company will have to get incremental funding approval from Smithfield, use internally generated funds, or secure additional commercial financing. As of June 30, 2002 the Company had been advanced $4.5 million for the plant renovations and new processing machinery. The outstanding balance bears interest at 1% above prime. It is anticipated that advances for the new plant will be repaid from the combined proceeds of industrial revenue bonds and other economic development loans. The industrial revenue bonds, if purchased, would bear interest rates appropriate for tax-exempt financings. Accrued and unpaid interest at June 30, 2002 was $50,552 all of which was capitalized.

6.       Net loss per share.

         Basic earnings per share ("EPS") is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of common stock issuable upon exercise of stock options. For all periods presented there were no dilutive potential common shares because the assumed exercise of the options would be anti-dilutive.

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

   Results of Operations

   Three Months Ended June 30, 2002 compared to Three Months Ended June 30, 2001
   -----------------------------------------------------------------------------

         Sales for the three-month period ended June 30, 2002 were $13.6 million, representing an increase of approximately $2.7 million or 25% over sales of $10.9 million from the corresponding period of 2001. This increase was primarily the result of the increase in the volume of products handled (due in part to increasing sales to existing customers as well as sales to new customers) but was also partially due to a change in the mix of products sold in favor of higher priced items. As the diversity of services that the Company offers continues to grow, customers are increasing both the range of products as well as the quantity ordered.

         Cost of goods sold for the three-month period ended June 30, 2002 was $13.7 million which resulted in a gross loss of approximately $0.1 million. By comparison, cost of goods sold for the three-month period ended June 30, 2001 was $11.1 million, which resulted in a gross loss of $0.2 million. The Company's cost of goods sold is comprised of three main components: meat, direct payroll, and supplies. These items accounted for approximately 72%, 14% and 15% of sales, respectively, in the three months ended June 30, 2002 as compared to 74%, 17% and 11% of sales for the corresponding period of the prior year. Although meat cost declined slightly as a percentage of sales in the current year as compared to the prior year, meat cost increased substantially as a percentage of sales in the most recent quarter as compared to the first quarter of 2002. This increase was due to in large part to the substantial increase in the amount of whole muscle beef processed by the Company, for which it was less able to obtain satisfactory yields than has historically been true of its prior mix of meats. Direct payroll declined as a percentage of sales in 2002 compared to 2001 due to increasing labor efficiencies. Supplies increased as a percentage of sales in 2002 as compared to 2001 due to increased freight costs and materials pricing. Freight costs increased in 2002, in part, due to the necessity for temporary off-site storage of goods resulting from the Company's having outgrown its Pottstown plant.

         Operating expenses for the three months ended June 30, 2002 were $2.0 million (15% of sales) as compared to $.7 million (7% of sales) for the corresponding period of 2001. This increase of $1.3 million resulted from increased non-productive payroll expenses, increased depreciation expenses, increased maintenance expenses, increased insurance expenses, and increased commissions expenses due to sales volume and continued growth.

         Interest expense (net of interest income) for the three-month period ended June 30, 2002 was approximately $.04 million compared to approximately $.05 million for the comparable period of 2001. This decrease in interest expense (net of interest income) is principally due to the increase in interest earned on investments as well as aging leases on equipment. The net loss for the three-month period of 2002 was approximately $2.2 million as compared to a net loss of $1.0 million for the second quarter of 2001.

      Six Months Ended June 30, 2002 compared to Six Months Ended June 30, 2001
      -------------------------------------------------------------------------

         Sales for the six-month period ended June 30, 2002 were $24.5 million, representing an increase of approximately $5.5 million or 29% over sales of $19.0 million from the corresponding period of 2001. This increase was primarily the result of the increase in the volume of products handled (due in part to increasing sales to existing customers as well as sales to new customers) but was also partially due to a change in the mix of products sold in favor of higher priced items.

         Cost of goods sold for the six-month period ended June 30, 2002 was $23.2 million which resulted in a gross profit of approximately $1.3 million or 6% of sales. By comparison, cost of goods sold for the six-month period ended June 30, 2001 was $18.7 million, which resulted in a gross profit of $.3 million or 2% of sales. The Company's cost of goods sold is comprised of three main components: meat, direct payroll, and supplies. These items accounted for approximately 69%, 12% and 13% of sales, respectively, in the six months ended June 30, 2002 as compared to 70%, 18% and 11% of sales for the corresponding period of the prior year. Direct payroll declined as a percentage of sales in 2002 as compared to 2001 due to increasing labor efficiencies. Supplies increased as a percentage of sales in 2002 as compared to 2001 due to increased material costs as well as increased freight charges.

         Operating expenses for the six months ended June 30, 2002 were $3.4 million (14% of sales) as compared to $1.6 million (9% of sales) for the corresponding period of 2001. This increase of $1.8 million resulted from increased non-productive payroll expenses, increased depreciation expenses, increased maintenance expenses, increased insurance expenses, and increased commissions expenses due to sales volume and continued growth.

         Interest expense (net of interest income) for the six-month period ended June 30, 2002 was approximately $.1 million compared to approximately $.1 million for the comparable period of 2001. The net loss for the six-month period of 2002 was approximately $2.2 million as compared to a net loss of $1.4 million for the second quarter of 2001.

         Tabor Avenue Facility

         On April 2, 2002 the Company purchased a 145,000 square foot facility on ten acres of land located at 5501 Tabor Avenue in Philadelphia, Pennsylvania (the "Tabor Avenue Facility") from QF Acquisition Corp., the equitable owner, and PIDC Financing Corp., the legal owner. The purchase price of the Tabor Avenue Facility was $2 million which was negotiated at arms length by the parties.

         The Company is consolidating all operations in the new plant at the same time it is renovating and equipping the plant. The Company's current estimate to renovate and equip the Tabor Avenue Facility is as follows:

                  Renovation Costs                        $3.1 million

                  Equipment Costs                        $12.9 million

                  Other Costs                             $0.5 million
                                                     ------------------

                  Total                                  $16.5 million
                                                     ==================

         In addition to these expenses, the Company will incur moving expenses and other costs associated with the move to the new plant. Although employment has been offered to the existing work force and the Company is running vans from the former facility to the new plant, the Company believes that it will have to replace at least a portion of the work force which chooses not to relocate from Pottstown. As a result, the Company will probably experience, at least temporarily, certain lost efficiencies among workers, and will incur additional costs to train new employees.

         The Company expects to amortize the acquisition, renovation and related construction interest and transaction costs of the Tabor Avenue Facility over 39 years. The costs of moving and installing equipment in the new plant will be capitalized and depreciated over three years.

         In the third quarter, the Company will write off all remaining unamortized leasehold improvements located at the Pottstown plant in the amount of $162,000. As described below, the Company is in litigation with the landlord of the Pottstown plant.

         The new facility is intended to address space and automation issues. Management believes that the new facility will allow the Company to accommodate a substantial increase in production orders and, after accounting for the increased costs associated with the move (such as higher debt service expense), management expects that such increased volume, if achieved, will lead to higher gross profits. In addition, the new plant offers the physical layout to improve the Company's automation which, after accounting for the costs of equipment acquisition, installation, and training, should also increase gross profits. These projected increases in gross profit, in turn, are expected to help cover Company overheads.

         Liquidity and Capital Resources

         At June 30, 2002, the Company had $1.2 million of cash (and cash equivalents), slightly less than half of the amount it had at December 31, 2001. The Company's ratio of current assets to current liabilities at June 30, 2002 was 1.1, down from 2.44 at December 31, 2001. Both decreases are primarily the result of the Company's net loss in the six months ended June 30, 2002.

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

         The Company's working capital decreased from $3.8 million at December 31, 2001 to $0.6 million at June 30, 2002, principally as a result of the net loss in the six months ended June 30, 2002 and also partially as a result of the purchase of property and equipment. Management believes that, due to the move from the Pottstown plant to the Tabor Avenue plant in July, 2002, the Company experienced an additional loss in that month. If the Company's losses continue, it will shortly deplete its remaining cash resources. Accounts payable, operating increased from $2.1 million at December 31, 2001 to $5.7 million at June 30, 2002 as a result of the Company's increasing the amount of time taken to pay some outstanding invoices. The Company estimates that as a result of this increase in time of payment, approximately 50%-60% of accounts payable at June 30, 2002 were within suppliers' terms. Finally, accrued expenses were unusually high at June 30, 2002 as a result of the timing of payroll dates in relation to the quarter ending June 30, 2002.

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

                         Description                           June 30, 2002               December 31, 2001

                  Principal Advances                               $7,000,000                   $2,500,000

                  Accrued Interest                                     86,391                       58,000
                                                              ----------------            -----------------

                  Total                                          $  7,086,391                   $2,558,000
                                                              ----------------            -----------------

         The Company has also applied for certain economic development related financing for the new facility in an aggregate amount of $16 million. To the extent received, these amounts would be used to repay advances made by Smithfield on the line of credit. The economic development loans, if obtained, would bear below market interest rates.

         For a discussion of the potential financial effect on the Company's liquidity of an adverse ruling in litigation to which the Company is a party, see, Part II. Other Information, Item 1. Legal Proceedings.

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is the defendant in a lawsuit brought by its former landlord at the Pottstown plant. Proceedings began almost two years ago in the Montgomery County Court of Common Pleas. Since the commencement of the litigation, the landlord filed a voluntary petition for protection from its creditors under Chapter 11 of the Bankruptcy Code, and the case has been moved to the Bankruptcy Court for the Eastern District of Pennsylvania. In the lawsuit, the landlord has alleged that the Company failed to make timely rental payments and is seeking damages. In addition, the landlord claims that it is entitled to retain certain equipment purchased and installed by the Company as trade fixtures at the plant, or alternatively, to be paid the value of such equipment if removed. The Company's defense to the claim is that the unpaid rent has been withheld because of the landlord's failure to honor its obligations to make certain improvements at the property.

         Approximately $145,000, representing all rents due under the lease from the commencement of the dispute to May 31, 2002, have been deposited into escrow. However, the landlord contends that the Company owes rent at a rate higher than the contract rent set forth in the lease from November 2000 to the present. The contract rent is approximately $96,000 per year. The landlord has demanded approximately $750,000 in rent in excess of the amount in escrow, approximately $50,000 of interest due on such demanded additional rent, $35,000 on account of property of a company related to the landlord and allegedly taken and used by the Company, and approximately $125,000 in counsel fees and other miscellaneous expenses. The Company vigorously disputes all of such claims. As a result, the Company has not provided any loss contingency on account of the pending claim because of management's belief that any award to the plaintiff will not materially exceed the amount in escrow.

         In addition to the foregoing items, there is also a dispute in the pending litigation over the Company's right to remove certain refrigeration equipment which it installed at the Pottstown plant. The value of such refrigeration equipment is estimated at $150,000. The landlord contends that such equipment must be abandoned by the Company at the plant.

         On April 25, 2002, the landlord filed a motion for partial summary judgment to evict, eject and dispossess the Company from the Pottstown plant. On June 21, 2002, the Bankruptcy Court ruled in favor of the landlord. Consequently, the Company accelerated its relocation to the Tabor Avenue Facility. The acceleration of the timing of the move from Pottstown to Tabor Avenue means that new equipment intended to automate the new plant will have to be installed around the work schedule of the new plant after such new equipment arrives. Moreover, the Company will be required to subcontract a portion of its pork processing work for a time through a transition period until the new plant is completely configured and the new equipment is completely installed.

         These events will have an adverse financial effect on the Company. Revenues and margins will be reduced until full operations are established at the Tabor Avenue plant. The Company estimates that this time period will extend until at least September, 2002 and perhaps until October, 2002. The Company will be incurring key employees' salaries and fixed operating costs despite the reduction of revenues and margins during such time period. The Company estimates that these expenses will approximate $175,000 to $225,000 per month.

         The Company's cash and cash equivalents on June 30, 2002 were $1.2 million. The Company's line of credit with Smithfield is based primarily on inventories and accounts receivable. If inventories and accounts receivable decline as a result of these events (which is likely), the Company will be required to begin paying down the balance of the line of credit, which it may not be able to do.

Item 5.  Other Information

         The Company and Smithfield are among the parties to a Standstill Agreement dated June 27, 2001 (the "Standstill Agreement") which was filed as an exhibit to the Company's registration statement on Form 10-SB filed July 9, 2001. Under the Standstill Agreement, the parties thereto have agreed, during the Limitation Period (as defined in the Standstill Agreement), among other things, (1) not to change the number of directors on the Company's Board of Directors and (2) to vote their shares in order to ensure that the Company's Board of Directors will remain composed of five directors: two nominees of Smithfield, two nominees of Ellis M. Shore, and one nominee of Michael D. Queen. The Limitation Period ends when any one of four events set forth in the Standstill Agreement occurs. One such event is the net worth of the Company first falling below $2 million. The net worth of the Company at June 30, 2002 was approximately $1.7 million, and accordingly the Limitation Period has ended.



Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  99.1     Certificate Pursuant to 18 U.S.C.ss.1350.

         (b) The Company filed a Current Report on Form 8-K dated April 2, 2002 in connection with its purchase of the Tabor Avenue facility.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     PENNEXX FOODS, INC.


                                     By:  /s/ Michael D. Queen
                                        --------------------------------
                                          Michael D. Queen
                                          President


Date:    August 19, 2002