Form 10QSB
period 2002-09-30
PENNEXX FOODS INC
filed 2002-11-14
CIK 1127395

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

(Mark One)


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002


[_]  Transition report under Section 13 or 15(d) of the Exchange Act


For the transition period from ___________ to _________

         Commission file number             000-31148
--------------------------------------------------------------------------------

                               PENNEXX FOODS, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

          Pennsylvania                                        23-3008972
-------------------------------------                   ----------------------
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

Yes            No
         -----       ------
                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 25,324,822

         Transitional  Small Business Disclosure Format (check one):

Yes            No      X
         -----       ------

                                      INDEX

                                                                           Page




PART I --  FINANCIAL INFORMATION..............................................3

         Item 1. Financial Statements.........................................3

         Item 2. Management's Discussion and Analysis or Plan of Operation....8

         Item 3. Controls and Procedures.....................................14




PART II -  OTHER INFORMATION.................................................14

         Item 1. Legal Proceedings...........................................14

         Item 3.  Defaults Upon Senior Securities............................16

         Item 6.  Exhibits and Reports on Form 8-K...........................17

                        PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

                               PENNEXX FOODS, INC.
                                 Balance Sheets

                                     ASSETS

                                                                  September 30, 2002          December 31, 2001
                                                                     (Unaudited)
                                                               -------------------------    -----------------------
Current Assets:
   Cash                                                                 $1,560,325                     $  2,415,785
   Trade Receivables, net of allowance for doubtful
accounts (2002, $163,651; 2001, $25,525)                                 3,340,147                        2,595,495
   Inventory                                                             2,269,354                        1,142,223
   Prepaid Expenses                                                        268,452                          201,843
                                                                      ------------                     ------------
         Total Current Assets                                            7,438,278                        6,355,346

Fixed Assets:
   Land, Property and Equipment                                         16,805,367                        4,186,944
   Less Accumulated Depreciation                                         1,241,428                          947,232
                                                                      ------------                     ------------
         Total Fixed Assets                                             15,563,939                        3,239,712

Other Assets                                                                40,144                           61,772
                                                                      ------------                     ------------

Total Assets                                                           $23,042,361                     $  9,656,830
                                                                      ============                     ============


                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
   Current Installments on Capital Lease Obligations                  $    255,368                     $    233,000
   Accounts Payable, Operating                                           5,494,476                        2,100,254
   Accrued Expenses                                                        375,060                          266,784
                                                                      ------------                     ------------
         Total Current Liabilities                                       6,124,904                        2,600,038

Long Term Liabilities:
   Capital Lease Obligations less Current Installments                     488,594                          677,790
   Accounts Payable, Construction                                          736,114
   Notes Payable                                                        16,165,684                        2,500,000
                                                                      ------------                     ------------
         Total Long Term Liabilities                                    17,390,392                        3,177,790
                                                                      ------------                     ------------

Shareholders' Equity (Deficit):
   Common Stock                                                            264,249                          264,249
   Additional Paid-in Capital                                           12,097,881                       12,097,881
   Deficit                                                             (12,599,574)                      (8,169,140)
   Deferred Compensation                                                  (235,491)                        (313,988)
                                                                      ------------                     ------------
         Total Shareholders' Equity (Deficit)                             (472,935)                       3,879,002
                                                                      ------------                     ------------

Total Liabilities and Shareholders' Equity (Deficit)                   $23,042,361                    $   9,656,830
                                                                      ============                     ============

See notes to condensed financial statements.

                               PENNEXX FOODS, INC.
                            Statements of Operations
                                   (Unaudited)



                                                   For the Three Month                           For the Nine Month
                                               Period Ended September 30,                      Period Ended September 30,
                                            ----------------------------------             -----------------------------------
                                                 2002                   2001                    2002                  2001
Sales                                        $ 13,078,296           $ 11,919,282           $ 37,628,219           $ 30,887,775

Cost of Goods Sold
     Meat                                       9,538,454              8,781,043             26,434,250             22,042,532
     Labor                                      1,726,622              1,665,001              4,757,194              5,048,432
     Supplies                                   1,712,095              1,468,014              4,994,975              3,480,933
     Depreciation                                 145,342                111,892                401,581                326,410
                                           -----------------------------------------------------------------------------------
Total Cost of Goods Sold                       13,122,513             12,025,950             36,588,000             30,898,307
                                           -----------------------------------------------------------------------------------
Gross Profit (Loss)                               (44,217)              (106,668)             1,040,219                (10,532)

Operating Expenses                              2,135,338              1,174,800              5,309,307              2,550,703
                                           -----------------------------------------------------------------------------------
Loss from Operations                           (2,179,555)            (1,281,468)            (4,269,088)            (2,561,235)


Interest (Net of Interest Income)                  64,502                 18,826                161,346                135,880
                                           -----------------------------------------------------------------------------------
Net Loss                                     $ (2,244,057)          $ (1,300,294)          $ (4,430,434)          $ (2,697,115)
                                           ===================================================================================
Loss Per Share
   Basic                                     $      (0.09)          $      (0.05)          $      (0.17)          $      (0.16)

Weighted Average Shares Outstanding
   Basic                                       25,324,822             26,006,988             25,324,822             17,217,513




See notes to condensed financial statements.

                                           PENNEXX FOODS, INC.
                                         Statements of Cash Flows
                                               (Unaudited)


                                                                  Nine Month Period Ended September 30,
                                                                 ---------------------------------------

                                                                       2002                    2001
Cash flows from operating activities:
   Net Loss                                                       $ (4,430,434)          $ (2,697,115)
   Adjustments:
       Depreciation and Amortization                                 2,188,660                449,466
       Deferred Compensation                                            78,497                 78,497
       Provisions for Doubtful Accounts                                267,000
       Common Stock issued for:
           Interest                                                     31,318
           Consulting                                                  128,000
       Changes in assets and liabilities
           Trade Receivables                                        (1,011,652)            (2,438,079)
           Other Receivables                                            95,410
           Inventory                                                (1,127,131)              (448,560)
           Prepaid Expenses                                            (66,609)               (81,281)
           Accounts Payable                                          3,394,222               (590,262)
           Accrued Expenses                                            108,276                137,813
                                                                  ------------           ------------
Net cash used for operating activities                                (599,171)            (5,334,793)

Cash flows from investing activities:
   Purchase of land, property and equipment                        (13,776,773)              (868,331)
   Other Assets                                                         21,628                 (3,347)
                                                                  ------------           ------------
Net cash used for investing activities                             (13,755,145)              (871,678)

Cash flows from financing activities:
   Proceeds from issuance of stock, net                              5,909,567
   Proceeds from issuance of debt                                   13,665,684              2,500,000
   Repayments on capital lease obligations                            (166,828)              (233,128)
                                                                  ------------           ------------
Net cash provided by financing activities                           13,498,856              8,176,439
                                                                  ------------           ------------

Net increase (decrease) in cash                                       (855,460)             1,969,968

Cash, beginning of year                                              2,415,785                    ___

                                                                  ------------           ------------

Cash, end of period                                               $  1,560,325           $  1,969,968
                                                                  ============           ============

Supplemental disclosure of cash flow information:
   Interest paid during the period                                $    371,898           $    116,512

Non-cash items:
   Purchase of equipment under capital lease agreements           $    181,775
   Debt converted into common stock                               $    400,000
   Increase in land, property and equipment and accounts          $    736,114                    ___
    payable, construction
   Interest expense capitalized                                   $    125,910                    ___


See notes to condensed financial statements

                                        Pennexx Foods, Inc.
                            Statement of Shareholders' Equity (Deficit)
                             Nine Month Period ended September 30, 2002

                                            (Unaudited)

                                          Common Stock
                                         $.01 par value
                                  50,000,000 shares authorized

                                Shares issued                        Additional                          Deferred
                                 or issuable         Amount       paid-in capital       Deficit        Compensation       Total
                               ----------------------------------------------------------------------------------------------------

Balance, January 1, 2002             26,424,822        $264,249        $12,097,881     $(8,169,140)     $(313,988)      $3,879,002

Net loss                                                                                (4,430,434)                    (4,430,434)


Amortization of
 Compensatory Options                                                                                      78,497          78,497
                               ----------------------------------------------------------------------------------------------------

Balance, September 30, 2002          26,424,822        $264,249        $12,097,881    $(12,599,574)     $(235,491)     $ (472,935)
                               ====================================================================================================

                               Pennexx Foods, Inc.
                     Notes to Condensed Financial Statements
                               September 30, 2002

1. Basis of presentation.

         The unaudited condensed financial statements have been prepared by Pennexx Foods, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2002 and the results of its operations and cash flows for the three and nine months then ended, have been included. The results of operations of the interim period are not necessarily indicative of the results for the full year.

2. Accounting policies.

         There have been no changes in accounting policies used by the Company during the period ended September 30, 2002.

3. Summary of business.

         The Company, incorporated on July 20, 1999 in the Commonwealth of Pennsylvania, prepares case-ready meat for distribution to food retailers in the Northeastern United States.

4. Inventory.

         The Company's inventories are valued at the lower of first-in, first-out cost or market. Inventories consist of the following (amounts in thousands):


                                  September 30, 2002   December 31, 2001
Unfinished beef, pork, veal, lamb             $660           $682
Packaging supplies                             914            344
Finished Goods                                 695            116
                                  -----------------    -----------------

TOTAL                                       $2,269         $1,142
                                  =================    =================

5. Notes payable.

         The Company has established a $30 million credit line, with its 50% shareholder, Smithfield Foods, Inc. ("Smithfield"). The Company's outstanding balance under the line of credit bears interest at 1% above prime and is secured by all of the Company's assets. The loan will mature in 2006.

         The Credit Agreement requires, among other things, that the Company maintain positive shareholders' equity determined in accordance with generally accepted accounting principles (the "Net Worth Covenant"). At September 30, 2002, the Company's shareholders' equity was not positive; however, Smithfield waived any defaults relating to compliance with the Net Worth Covenant to and including November 5, 2002. To avoid such a default, the Company raised $2.0 million by the sale of shares of common stock in a private placement of securities. (See note 7.) By virtue of having raised this equity capital on or before the expiration of the Smithfield waiver, the Company avoided a non-waived Event of Default under the Credit Agreement at November 6, 2002.

         Smithfield has agreed to allow the Company to use up to $18.3 million of the $30 million credit line to allow the Company to purchase, renovate and equip the Tabor Avenue Facility. The project is currently running $1.0 million over budget. To cover this overrun, the Company will have to get incremental funding approval from Smithfield, use internally generated funds, or secure additional commercial financing. The principal balances of the Smithfield loan at September 30, 2002 and at December 31, 2001 were as follows (amounts in thousands):

                                                          September 30, 2002            December 31, 2001
           Revolving Loan                                         $  4,300                       $2,500
           Tabor Avenue Facility Loan                              $11,866                            0
                                                                   -------                       ------
           TOTAL                                                   $16,166                       $2,500
                                                                   =======                       ======

6. Net loss per share.

         Basic earnings per share ("EPS") is computed using the weighted average number of common shares outstanding during the period.

7. Subsequent Event.

         In early November, 2002 the Company sold two million shares of common stock in a private placement of securities to investors at a price of $1.00 per share. The common stock which was sold was not registered under the Securities Act of 1933 (due to an available exemption from registration) and, consequently, the investors must hold the stock for an indefinite time period.

8.       Reclassification.

         Certain amounts reported in the 2001 financial statements have been reclassified to conform with the 2002 presentation.

Item 2.    Management's Discussion and Analysis or Plan of Operation

         Certain information contained in this Quarterly Report on Form 10-QSB represents "forward-looking" statements (as defined in Section 27A of the Securities Act of 1933, as amended) that involve risks and uncertainties which may cause actual results to differ materially from those predicted in the forward-looking statements. If any of the Company's assumptions on which such statements are based prove incorrect, or should unanticipated circumstances arise, the Company's actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors, including, but not limited to, those listed under Item 6, "Note Regarding Forward-Looking Statements" in the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2001.

         Results of Operations

         Three Months Ended September 30, 2002 compared to Three Months Ended September 30, 2001

         Sales for the three-month period ended September 30, 2002 were $13.1 million, which represents an increase of approximately $1.2 million or 10.1% over sales of $11.9 million from the corresponding period of 2001. This increase was primarily the result of the increase in the volume of products handled (due in part to increasing sales to existing customers as well as sales to new customers) but was also partially due to a change in the mix of products sold in favor of higher priced items. As the diversity of services that the Company offers continues to grow, customers are increasing both the range of products as well as the quantity ordered.

         Cost of goods sold for the three-month period ended September 30, 2002 was $13.1 million which resulted in a small gross loss. By comparison, cost of goods sold for the three-month period ended September 30, 2001 was $12.0 million, which resulted in a gross loss of $0.1 million. The Company's cost of goods sold is comprised of four main components: meat, direct payroll, supplies, and depreciation. These items accounted for approximately 73%, 13%, 13%, and 1% of sales, respectively, in the three months ended September 30, 2002 as compared to 74%, 14%, 12% and 1% of sales for the corresponding period of the prior year.

         The Company typically negotiates a price for each cut of meat with each customer based on the customer's needs. Because meat cost represents the highest percentage of Cost of Goods Sold, meat yield (the ratio of the weight of meat shipped to the customer divided by the weight of the raw primal cuts from which the customer's meat was processed) is a major determinant of the Company's profit or loss. Concomitantly, the cost of meat as a percentage of sales is also a major determinant of the Company's profit or loss.

         Although meat cost declined slightly as a percentage of sales in the current year as compared to the prior year, meat cost increased substantially as a percentage of sales in the third quarter, 2002 (73%) as compared to its percentage of sales in the first quarter, 2002 (64%). This increase was due in large part to the substantial increase in the amount of whole muscle beef processed by the Company, for which it was less able to obtain satisfactory yields than has historically been true of its prior mix of meats. The principal reasons why the yields were lower than has historically been the case were the Company's commencement of case-ready beef processing prior to installation of automated equipment, inadequate facility space prior to the move, and less experience in dealing with whole muscle beef among Company employees, all of which are, in the opinion of management, being corrected in the Tabor Avenue Facility.

         Direct payroll declined slightly as a percentage of sales in 2002 compared to 2001 due to increasing labor efficiencies. Supplies increased as a percentage of sales in 2002 as compared to 2001 due to increased freight costs and materials pricing. Freight costs increased in 2002, in part, due to the necessity for temporary off-site storage of goods resulting from the Company's having outgrown its Pottstown plant, but are expected to return to historical levels (measured as a percent of sales) now that the move to Tabor Avenue has been completed. Depreciation expense has been escalating as additional equipment has been purchased. Management expects depreciation expense to increase as a percentage of sales due to the equipping of the Tabor Avenue Facility.

         Operating expenses for the three months ended September 30, 2002 were $2.1 million (16.0% of sales) as compared to $1.2 million (10.1% of sales) for the corresponding period of 2001. This increase of $0.9 million resulted from increased payroll expenses, increased maintenance expenses, increased insurance expenses, increased expenses due to sales volume and continued growth, and the write-off of approximately $162,000 of leasehold improvements pertaining to the former Pottstown plant. Moreover, substantial costs were incurred and charged to operating expenses relative to the move to the Philadelphia facility and its start-up, in accord with accounting policies of the Company.

         Interest expense (net of interest income) for the three-month period ended September 30, 2002 was approximately $0.1 million compared to approximately $19,000 for the comparable period of 2001. The increase in interest expense (net of interest income) is principally due to interest on the borrowings for working capital under the Smithfield Credit Agreement; the working capital balance at September 30, 2001, was $2.5 million compared to the September 30, 2002 balance of $4.3 million. Management expects interest expense to continue to increase due to the large borrowings required to purchase and equip the Tabor Avenue Facility.

         The net loss for the three-month period of 2002 was approximately $2.2 million as compared to a net loss of $1.3 million for the third quarter of 2001.

         Nine Months Ended September 30, 2002 compared to Nine Months Ended September 30, 2001

         Sales for the nine-month period ended September 30, 2002 were $37.6 million, which represents an increase of approximately $6.7 million or 21.7% over sales of $30.9 million from the corresponding period of 2001. This increase was primarily the result of the increase in the volume of products handled (due in part to increasing sales to existing customers as well as sales to new customers) but was also partially due to a change in the mix of products sold in favor of higher priced items.

         Cost of goods sold for the nine-month period ended September 30, 2002 was $36.6 million which resulted in a gross profit of approximately $1.0 million or 2.7% of sales. By comparison, cost of goods sold for the nine-month period ended September 30, 2001 was $30.9 million, which resulted in a negligible gross loss. The Company's cost of goods sold is comprised of four main components: meat, direct payroll, supplies and depreciation. These items accounted for approximately 70%, 13%, 13% and 1% of sales, respectively, in the nine months ended September 30, 2002 as compared to 72%, 16%, 11% and 1% of sales for the corresponding period of the prior year. Direct payroll declined as a percentage of sales in 2002 as compared to 2001 due to increasing labor efficiencies. Supplies increased as a percentage of sales in 2002 as compared to 2001 due to increased material costs as well as increased freight charges. Depreciation expense has been escalating as additional equipment has been purchased. Management expects depreciation expense to increase as a percentage of sales due to the equipping of the Tabor Avenue Facility.

         Operating expenses for the nine months ended September 30, 2002 were $5.3 million (14.1% of sales) as compared to $2.6 million (8.4% of sales) for the corresponding period of 2001. This increase of $2.7 million resulted from increased payroll expenses, increased maintenance expenses, increased insurance expenses, and increased expenses due to sales volume and continued growth, and the write-off of approximately $162,000 of leasehold improvements pertaining to the former Pottstown plant. Moreover, substantial costs were incurred and charged to operating expenses relative to the move to the Philadelphia facility and its start-up, in accord with accounting policies of the Company.

         Interest expense (net of interest income) for the nine-month period ended September 30, 2002 was approximately $0.2 million compared to approximately $0.1 million for the comparable period of 2001. The increase in interest expense (net of interest income) is principally due to interest on the borrowings for working capital; the working capital balance at September 30, 2001, was $2.5 million compared to the September 30, 2002 balance of $4.3 million.

         Liquidity and Capital Resources

         General

         By any measure, the Company had a shortage of liquidity at September 30, 2002. At that date, the Company had only $1.6 million of cash, approximately 66% of the amount of cash it had at December 31, 2001. The Company's ratio of current assets to current liabilities at September 30, 2002 was 1.2, down from
2.4 at December 31, 2001. The Company's debt-to equity ratio at September 30, 2002 was less than zero as compared to approximately 0.9 to 1 at December 31, 2001. All such changes are primarily the result of the Company's net loss in the nine months ended September 30, 2002 and, in the case of the debt-to-equity ratio, the increase in borrowings to support the Tabor Avenue project and increasing need for working capital commensurate with an increase in Company sales.

         Generally, the Company maintains an unfinished inventory of meat supplies equal to approximately 60-75% of estimated weekly sales volume. Purchases are made using the trade credit programs of suppliers which allow the Company to purchase meat supplies with payment due within seven days. Inventory is purchased generally on a daily basis and in advance (i.e., in anticipation) of customer orders. When customer orders do not correspond with the Company's purchases, the Company sells the unordered meat through its employee retail outlet, offers it for sale at a discounted price to customers, or in some cases, freezes the unordered meat for later use. Misjudging customer orders can have a negative effect on liquidity because of the short payment terms required by suppliers.

         The Company's working capital decreased from $3.8 million at December 31, 2001 to $1.3 million at September 30, 2002, principally as a result of the net loss in the nine months ended September 30, 2002 but also partially as a result of the purchase of property and equipment. If the Company's losses continue, and the Company does not succeed in raising additional equity (see discussion below), the Company will deplete its remaining cash resources. Moreover, the Smithfield Credit Agreement requires that the Company maintain positive shareholders' equity (computed in accordance with generally accepted accounting principles). Although the Company's shareholders' equity was not positive at September 30, 2002, Smithfield waived compliance with this covenant until November 5, 2002. By such date, the Company was in compliance with this requirement. See Part II. - - Other Information, Item 3, Defaults Upon Senior Securities. If the Company fails to maintain positive shareholders' equity (or otherwise defaults under the Credit Agreement), Smithfield could declare the outstanding loan to be due and to terminate its commitment to lend additional amounts.

         Accounts Payable, Operating increased from $2.1 million at December 31, 2001 to $5.5 million at September 30, 2002 as a result of the Company's increase in sales but also as a result of the Company's increasing the amount of time taken to pay some outstanding invoices. The Company estimates that as a result of this increase in time of payment, approximately 30% of accounts payable at September 30, 2002 were within suppliers' terms.

         In early November, 2002 the Company sold two million shares of common stock in a private placement of securities to investors at a price of $1.00 per share. The common stock which was sold was not registered under the Securities Act of 1933 (due to an available exemption from registration) and, consequently, the investors must hold the stock for an indefinite time period. Although the private placement relieves short-term liquidity issues for the Company, Management believes that the Company's high debt-to-equity ratio and historical shortage of liquidity will require the infusion of additional equity. Consequently, the Company is considering alternatives to raise the needed capital to strengthen the Company's balance sheet.

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

         The Company has consolidated all operations in the new plant and has nearly completed the renovation and equipping of the plant. The Company's current estimate to renovate and equip the Tabor Avenue Facility is as follows:

                  Renovation Costs            $3.2 million

                  Equipment Costs            $13.3 million

                  Other Costs                 $0.5 million
                                           ----------------

                  Total                      $17.0 million
                                           ================

         In addition to these expenses, the Company has incurred moving expenses and other costs associated with the move to the new plant. As a result of the move, the Company is experiencing certain lost efficiencies among workers and is incurring additional costs to train new employees. Management expects these effects of the move to ameliorate over time.

         The Company expects to amortize the acquisition, renovation and related construction interest and transaction costs of the Tabor Avenue Facility over 39 years. The costs of moving and installing equipment in the new plant will be capitalized and depreciated over five years.

         In the third quarter, the Company wrote off all remaining unamortized leasehold improvements located at the Pottstown plant in the amount of $162,000. As described below, the Company is in litigation with the landlord of the Pottstown plant.

         The new facility is intended to address space and automation issues. Management believes that the new facility will allow the Company to accommodate a substantial increase in production orders and, after accounting for the increased costs associated with the move (such as higher depreciation and debt service expenses), Management expects that such increased volume, if achieved, will lead to higher gross profits. In addition, the new plant offers the physical layout to improve the Company's automation which, after accounting for the costs of equipment acquisition, installation, and training, should also increase gross profits. These projected increases in gross profit, in turn, are expected to help cover Company overheads. The Company expects that all work on the Tabor Avenue Facility, including installation of remaining processing equipment, will be completed by December 15, 2002.

         Smithfield Loan

         Smithfield has agreed to allow the Company to use up to $18.3 million of the $30 million credit line (see note 5 to financial statements) to allow the Company to purchase, renovate and equip the Tabor Avenue Facility. The project is currently running approximately $1.0 million over budget. To cover this overrun, the Company will have to get incremental funding approval from Smithfield, use internally generated funds, or secure additional commercial financing. The amount outstanding on the Smithfield line of credit was as follows on the dates indicated (amounts in thousands):


                 Description       September 30, 2002       December 31, 2001

          Principal Advances              $16,166                 $ 2,500

          Accrued Interest                      0                      58
                                          -------                 -------

          Total                           $16,166                 $ 2,558
                                          =======                 =======

         The Company's cash on September 30, 2002 was $1.6 million. The Company's line of credit with Smithfield (other than the portion usable for the Tabor Avenue Facility) is based primarily on eligible inventories and eligible accounts receivable. At September 30, 2002 the Company had borrowed $4.3 million against approximately $4.6 million of eligible accounts receivable and eligible inventory. As a result of additional draws on the line subsequent to September 30, 2002, the Company has no further availability on the Smithfield line currently and, except as provided in the next sentences, must support its liquidity needs through internally generated cash flow. The Company's borrowing base for working capital will fluctuate with the level of eligible inventory and eligible accounts receivable. Accordingly, as these amounts increase the Company will be entitled to borrow additional sums. Conversely, if eligible inventories and eligible accounts receivable were to decline, the Company would be required to pay down the balance of the line of credit by the amounts of such decline.

         For a discussion of the possible effects of continuing Company losses under the Smithfield Credit Agreement, see the discussion above under this Item 2, Management's Discussion and Analysis or Plan of Operation - - Liquidity and Capital Resources - - General, and Part II - Other Information, Item 3, Defaults Upon Senior Securities.

Item 3.  Controls and Procedures

         The Company carried out an evaluation of the effectiveness of its disclosure controls and procedures within 90 days prior to the filing of this report. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and the Chief Financial Officer. Based on that evaluation, the Company's President and Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have not been any significant changes in the Company's internal controls, or in other factors which would significantly affect internal controls subsequent to the date the Company carried out its evaluation, or any corrective actions taken with regard to significant deficiencies or material weaknesses.

                          PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

         Asousa Partnership v. Pennexx Foods, Inc.

         The Company is the defendant in a lawsuit brought by its former landlord at the Pottstown plant. Proceedings began almost two years ago in the Montgomery County Court of Common Pleas. Since the commencement of the litigation, the landlord filed a voluntary petition for protection from its creditors under Chapter 11 of the Bankruptcy Code, and the case has been moved to the Bankruptcy Court for the Eastern District of Pennsylvania. In the lawsuit, the landlord has alleged that the Company failed to make timely rental payments and is seeking damages. In addition, the landlord claims that it is entitled to retain certain equipment purchased and installed by the Company but not yet removed by the Company. The landlord also seeks to be paid the value of the following items which the landlord alleges the Company improperly removed upon its departure: (1) all but three of the fire extinguishers in the building;
(2) lockers; (3) the sign in front of the building; (4) refrigeration equipment;
(5) two large double bowl stainless steel sinks with sprayers; (6) four scales;

(7) one large upright compressor; (8) two compressor line dryers; (9) two heavy duty steel cabinets; (10) one Raymond Standup Fork Lift with charger; (11) three heavy duty pallet jacks; (12) 11 pairs of swinging doors; (13) two stainless steel horizontal freezers; (14) two large single bowl stainless steel sinks;
(15) two medium single bowl stainless steel sinks; (16) ten small stainless steel pedestal sinks; (17) seven small stainless steel sinks without pedestals;
(18) five oak benches (one long, one medium, three short); (19) six freezer units (one with three fans and five with two fans); (20) five Flexicon conveyors; (21) 15 gray trash cans; (22) 6 white trash cans with lids; (23) one Pitney-Bowes scale; (24) stainless steel tables; (25) stainless steel racks; and
(26) steel storage rack.

         The landlord also claims that the Company left the Pottstown plant in a damaged and unhealthy condition in violation of the lease; the landlord seeks unspecified damages as a result of such alleged condition.

         The Company vigorously disputes all claims. In particular, the Company contends that its lease allowed removal of installed equipment. As a result, the Company has not provided any loss contingency on account of the pending claim because of management's belief that any award to the plaintiff will not materially exceed the amount in escrow. The Company's defense to the claim for additional rent is that the unpaid rent was withheld because of the landlord's failure to honor its obligations to make certain improvements at the property. Approximately $152,000, representing all rents due under the lease from the commencement of the dispute to June 30, 2002, have been deposited into escrow. However, the landlord contends that the Company owes rent at a rate higher than the contract rent set forth in the lease from November 2000 to the date the Company vacated the premises in July, 2002 as a result of the alleged breach resulting from the Company's nonpayment of rent. The contract rent is approximately $96,000 per year. The landlord has demanded approximately $750,000 in rent in excess of the amount in escrow, approximately $50,000 of interest due on such demanded additional rent, $35,000 on account of property of a company related to the landlord and allegedly taken and used by the Company, and approximately $125,000 in counsel fees and other miscellaneous expenses.

         On April 25, 2002, the landlord filed a motion for partial summary judgment to evict, eject and dispossess the Company from the Pottstown plant. On June 21, 2002, the Bankruptcy Court ruled in favor of the landlord. Consequently, the Company accelerated its relocation to the Tabor Avenue Facility. The acceleration of the timing of the move from Pottstown to Tabor Avenue means that new equipment intended to automate the new plant is being installed around the work schedule of the new plant. Moreover, the Company was required to subcontract a portion of its pork processing work for a time through a transition period until the new plant was configured and the necessary equipment, completely installed.

         These events have had an adverse financial effect on the Company. Revenues and margins were reduced (and will continue to be reduced) until full operations are established at the Tabor Avenue plant. The Company incurred key employees' salaries and fixed operating costs despite the reduction of revenues and margins during the time period of the move and its preparation. The Company estimates that these expenses approximated $175,000 to $225,000 per month.

         The Company believes the lawsuit with the landlord will come to trial before March 31, 2003.

         Matthews v. Pennexx Foods, Inc.

         On December 7, 2001, Robert V. Matthews, a shareholder of the Company, filed a complaint against the Company in the United States District Court for the District of Connecticut. The claims relate to an agreement dated November 22, 2000 pursuant to which Mr. Matthews agreed to assist the Company in obtaining debt financing to be used for a potential expansion into New England and for working capital purposes. In his complaint, Mr. Matthews alleges that the Company breached the agreement by failing to issue and deliver to him (a)
2.2 million shares of common stock of the Company, (b) an option to purchase, for no additional consideration, 2.0 million shares of common stock of the Company, and (c) shares of common stock of the Company in payment of a $0.3 million loan he had made to the Company. He asserts various claims for breach of contract, and has alleged that the Company engaged in unfair and deceptive business practices, in violation of the Connecticut Unfair Trade Practices Act.

         The District Court dismissed Mr. Matthews' statutory unfair trade practices claim in September, 2002. The Company continues to deny the remaining allegations in the Matthews complaint and is contesting them vigorously. The Company has interposed numerous defenses to the complaint, including that the agreement is void and unenforceable and that Mr. Matthews failed to use his best efforts to assist the Company in finding debt financing. The parties are currently engaged in litigation discovery, which should be concluded by the end of 2002.

Item 3.  Defaults Upon Senior Securities

         The Credit Agreement between the Company and Smithfield Foods, Inc. requires, among other things, that the Company maintain positive shareholders' equity determined in accordance with generally accepted accounting principles (the "Net Worth Covenant"). At September 30, 2002, the Company's shareholders' equity was not positive; however, Smithfield waived any defaults relating to compliance with the Net Worth Covenant to and including November 5, 2002, although Smithfield advised the Company that, in the future, it would insist on strict compliance with the terms of the Credit Agreement. In effect, the Company was given thirty-six days in which to cure what would otherwise have been a default.

         To avoid such a default, the Company raised $2.0 million by the sale of shares of common stock in a private placement of securities. The shares were sold at a price of $1.00 per share. The shares which were sold were not registered under the Securities Act of 1933 and must be held indefinitely by the buyers in the absence of registration or an exemption from registration under the appropriate securities laws. Although the average price of the Company's common stock on the OTC Bulletin Board for the twenty trading days ending on November 4, 2002 (the day before completion of the private placement) was $1.72, and the price paid for the Company shares sold in the private placement therefore represented a discount from the free-trading market price, a majority of the Board of Directors nonetheless believed that the sale was in the best interests of the Company because of the diminution in value of the shares sold arising from the lack of securities law registration (which made the shares temporarily unmarketable) and because of the Company's time critical need to avoid a default of the Net Worth Covenant.

         By virtue of having raised this equity capital on or before the expiration of the Smithfield waiver, the Company avoided a non-waived Event of Default under the Credit Agreement at November 6, 2002. If the Company were to have net losses subsequent to September 30, 2002 in an amount which exceeded

$1.5 million (representing the difference between the equity raised in the private placement and the aggregate shareholders' deficit at September 30,
2002), the Company would again be in violation of the Net Worth Covenant. Management believes that the net losses incurred by the Company in the three months ended September 30, 2002 were primarily related to the move from Pottstown to Philadelphia and the installation of automated processing equipment in Philadelphia. Because the equipment installation will not be complete until approximately December 15, 2002, Management expects continuing losses into the fourth quarter of 2002.

         The Credit Agreement with Smithfield also requires that the Company not have an unreasonably small amount of capital with which to conduct its business (the "Solvency Covenant"). Because the term "unreasonably small" is not precise, there is no assurance that Smithfield might not claim at any time that the Company has violated this provision, even after completion of the November 2002 private placement. Because the advance rate available to the Company for eligible accounts receivable and eligible inventories is higher than would be typical in an arms-length banking arrangement, the amount of capital which would be "unreasonably small" would probably be lower than it would in the absence of such a high advance rate. Nonetheless, the Company's debt-to-equity ratio on a pro-forma basis after giving effect to the private placement as if it had been completed at September 30, 2002, was still over 11 to 1 and will increase even further as a result of the additional borrowings to complete the Tabor Avenue project and the anticipated fourth quarter losses referred to in the preceding paragraph. To address this problem and avoid (or reduce the likelihood) that Smithfield will claim a default under the Solvency Covenant, Management is considering available alternatives to raise additional equity capital for the Company to strengthen its balance sheet.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

                  99.1     Certificate Pursuant to 18 U.S.C. ss.1350.

(b) The Company filed a Current Report on Form 8-K on September 25, 2002.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   PENNEXX FOODS, INC.


                                   By:     /s/ Michael D. Queen
                                           -------------------------------
                                          Michael D. Queen, President


Date:    November 14, 2002


         I, Michael D. Queen, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Pennexx Foods, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                       /s/ Michael D. Queen
                                       ---------------------------------------
                                       Michael D. Queen
                                       Chief Executive Officer

November 14, 2002


         I, Joseph R. Beltrami, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Pennexx Foods, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                         /s/ Joseph R. Beltrami
                                         -----------------------------------
                                         Joseph R. Beltrami
                                         Chief Financial Officer

November 14, 2002