Form 10KSB
period 2002-12-31
PENNEXX FOODS INC
filed 2003-04-01
CIK 1127395

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                          ----------------------------


                                   FORM 10-KSB
(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

For the fiscal year ended December 31, 2002
                          -----------------

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _________

         Commission file number               000-31148
                                            ------------------------------------

                               PENNEXX FOODS, INC.
--------------------------------------------------------------------------------
                   (Name of Small Business Issuer in Its Charter)
         Pennsylvania                                          23-3008972
--------------------------------------              ----------------------------
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

         Securities registered under Section 12(b) of the Exchange Act:

                                                       Name of Each Exchange
          Tile of Each Class                            on Which Registered
          ------------------                            -------------------

                 None
----------------------------------------    ------------------------------------

         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, Par Value $0.01 per share
--------------------------------------------------------------------------------
                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes        X    No
          -----       ------

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this Form 10-KSB, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year: $48.7 million
                                                                  -------------

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer computed by reference to the closing sale price of such common equity, as of March 24, 2003 was approximately $37.9 million.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         The number of shares outstanding of the issuer's common stock, par value $0.01 per share as of March 24, 2003 was 31,724,822.

         Transitional Small Business Disclosure Format (check one):

Yes             No      X
          -----       ------

                       DOCUMENTS INCORPORATED BY REFERENCE

         Definitive Proxy Statement to be filed within 120 days of the end of the issuer's fiscal year.

                                     PART I


Item 1.  Description of Business.

         Introduction

         Pennexx Foods, Inc. ("Pennexx" or the "Company") was incorporated under the name Pinnacle Foods, Inc. on July 20, 1999 in the Commonwealth of Pennsylvania to provide case-ready meat packaging services to retailers. "Case-ready" refers to meat products that can be taken out of a box and put directly into a retailer's meat case without any further processing, packaging or labeling. Using what Pennexx believes is advanced technology, Pennexx can achieve the trimming, cutting, packaging, labeling, and pricing of a retail product with extended shelf life that cannot be achieved at the store level. Pennexx's service also allows its customers to avoid dealing with the increasing shortage of butchers available to work at retail locations. Unlike some of its competitors who only handle some species of meat, Pennexx cuts, packages, processes, and delivers case-ready beef, pork, lamb, and veal.

         Pennexx's business is regulated in large part by the United States Department of Agriculture (the "USDA"). Pennexx has instituted several key methodologies to ensure that its products are in compliance with the USDA's inspection methodology, the Hazard Analysis Critical Control Point program ("HACCP"). The Company currently owns a plant and office facility in Philadelphia, Pennsylvania. See, Item 2, "Properties."

         Strategically located in the highly populated area of the Northeastern United States, Pennexx believes it has developed a production process that requires less skilled labor per pound than that currently being employed by supermarkets. This process allows the Company to produce what it believes is a superior product to supply the meat needs of retailers at an efficient price.

         The demand for case-ready meat products in the supermarket and the price club sector, where customers who are members of a wholesale buying club purchase in bulk, has grown rapidly in recent years as labor, food safety, product consistency, and consumers' buying habits have all become issues of great importance. In this environment, some supermarket companies are exploring strategic alliances with selected vendors to create a vertically integrated supply chain, which will allow them to manage their needs in these product areas.

         The industry segment served by Pennexx has seen tremendous change in the past few years. Convenience for the retail consumers, added value for the retailer to increase margins, a longer shelf life for better inventory management, and a marketing program geared toward the concept of "sell through" have become the action plans of forward looking supermarket companies. Because Pennexx's process can replace a supermarket's backroom (where the meat is trimmed, cut, wrapped, labeled and priced), Company customers can remove Pennexx's products from their shipping container and place them directly into the case for resale. This plan of retail distribution permits customers to engage in "elective marketing," whereby the customer markets (and therefore purchases from Pennexx) only the specific cuts of meat products that the customer wants. By contrast, a supermarket that maintains a backroom would be compelled to produce a greater variety of cuts of meat product, including some which might not fit the supermarket's marketing plan.

         During 2002, Pennexx purchased, refurbished, and equipped its new plant on Tabor Avenue in Philadelphia. See, Item 2, "Properties." Pennexx believes the automation and state-of-the-art equipment lines installed at this facility will substantially increase productivity as Company personnel become increasingly familiar with the equipment. Conveyor belts connect key functions of the Company's equipment, which includes cutting, wrapping, loading, grinding, labeling, and other equipment. Also included is equipment used to create a modified atmosphere in each case-ready package. Modified atmosphere packaging ("MAP") refers to the use of deep barrier foam and plastic trays to house the meat, and the process of heat sealing the lid tightly, evacuating the atmosphere in the package, and replacing it with a proprietary mixture including oxygen. This process extends shelf life, keeps the meat an appetizing bright meat color (using no additives), and eliminates leakage. Pennexx has invested time and product to perform shelf life studies under varying conditions of temperature and handling abuse to determine the best method of creating the MAP.

         Pennexx's case-ready packaging process is meant to be a high volume and high efficiency product line process whereby the Company processes whole loins, cut, packaged, weighed, and priced for delivery to the retailer. Waste product is removed by a rendering contractor.

         Customers and Suppliers

         Although Pennexx's products are sold at approximately 900 retail locations, the Company sells regularly to fewer than fifteen supermarket and price club chains. Pennexx has relatively few customers because it services primarily large and medium sized retail supermarket and price club chains of which there are relatively few located in any particular geographic region. In the time periods set forth below, Pennexx's largest customer and its largest two customers combined accounted for the respective percentage of dollar sales set forth below:

                                                Year Ended December 31
                                  ----------------------------------------------

                                  2002                2001                  2000
                                  ----                ----                  ----

 Largest customer                 68%                   58%                 51%
 Largest two customers            83%                   86%                 78%


The loss of either of the Company's two largest customers would have a material adverse effect on the Company's business. Pennexx does not have a written agreement with any customers; orders are placed periodically, usually once or twice per week. Although Pennexx was the first supplier of case-ready meats to many of its present customers, currently Pennexx is not the exclusive supplier of case-ready meats to any of its customers.

         Historically, Pennexx has purchased uncut meat from between ten and fifteen suppliers. Sometimes Pennexx's customer dictates the source of meat supply, but in many cases the Company is free to select the supplier. The Company believes it is on good terms with its suppliers. The meat supply industry is consolidating and it is, therefore, likely that fewer suppliers will be available to service the Company's requirements in the future. If Pennexx becomes unable to obtain reliable sources of supply because of such consolidation or for any other reason, it would have an adverse effect on the Company's business. However, as a result of the investment in the Company made by Smithfield Foods, Inc. ("Smithfield") in 2001 (see, Item 1, "Business - Smithfield Transactions"), the Company believes its access to beef and pork is less likely to be interrupted than if the Smithfield transactions had not occurred.

         Pennexx delivers product almost exclusively through independent trucking fleets. The Company does lease one tractor-trailer and one straight truck that it uses to deliver its products to individual retail stores that are testing a case-ready program. Generally, Pennexx delivers products to a central location for each customer; the customer then redistributes the product as it deems appropriate. More than 90% of the Company's shipments are currently made to locations less than 75 miles from the Tabor Avenue Facility although there are shipments to locations up to a distance of 600 miles from such facility. The Company has instituted a "store-door" delivery system on a limited basis, whereby shipments are made to individual stores rather than a central receiving point; all "store-door" deliveries are made to locations within 75 miles of the Tabor Avenue Facility.

         Employees

         Employees at the Company's facility are represented by Local 56 of the United Food and Commercial Workers' Union, AFL-CIO. Pennexx's collective bargaining agreement with this Union expires in 2004. Pennexx employs approximately 269 people at its facility. Pennexx considers its relations with its employees to be good.

         Competition

         Pennexx's management believes that competition in the market for case-ready meats is currently based primarily on availability and reliability: a supplier's ability consistently and reliably to deliver a variety of meat products in accordance with customers' orders. Although Pennexx knows of no major competitor in its target market area that cuts and packages all the types of meat which Pennexx does, there are some regional case-ready firms that sell some meat products that compete with Pennexx. Moreover, Excel, a subsidiary of Cargill, Incorporated, owns a case-ready plant located in Hazleton, Pennsylvania approximately two hours north of the Company's plant. Excel's Hazleton operation competes with the Company most directly in the sale of ground beef (hamburger) but also produces case-ready pork and other beef products. As the number of suppliers that produce a full-line of case-ready products increases, price will become an increasingly significant basis for competition.

         Pennexx does not believe that the case-ready concept lends itself well to the long transportation time required from central meat processors (located mainly in the Midwest). Once the product is prepared for retail sale (by portioning, wrapping, labeling, and pricing), its shelf life is set at approximately eight to ten days; the case-ready meat producer must be in close proximity to its customers which want the product in their cases for as much of its shelf life as possible to reduce shrinkage. Shrinkage refers to the loss of product that has aged beyond its shelf-life while waiting to be sold from the retailer's case. For this reason, Pennexx believes that a case-ready packer/processor must be located near its customers to the greatest extent possible.

         Pennexx's management believes that the case-ready meat industry is still young. Accordingly, it is very likely that as the industry matures, other companies in the meat packaging and production industries will become competitors of Pennexx. These potential competitors may include supermarket chains, meat packaging companies, slaughterhouses, and other participants in the food industry. In fact, all the major meat production companies have entered the case-ready business. If the trend to case-ready distribution continues, Pennexx believes it is highly likely that more of them will enter the Northeastern United States before long. Moreover, Smithfield itself operates a case-ready pork plant located in Virginia. If and when other companies enter or expand their existing operations in the industry, they will probably have greater financial and other resources than the Company does. Additionally, these companies may be able to purchase their raw materials at a lower cost than the Company can. In the event that any of these things occur, there would likely be a detrimental effect on the Company's business.

         Intellectual Property

         The Company's management believes that the Company is not dependent on its intellectual property, but believes that the proprietary mixture used in the MAP and related know-how is significant. The Company has proprietary, trade secret information, trademarks (unregistered and a pending application), and copyrights.

         Pennexx sought and achieved the right to participate in the program for Certified Angus Beef. This program allows Pennexx to produce Certified Angus Beef ("CAB") products and to sell these products to licensed customers. To participate in the CAB program, the Company went through an application process that included an interview of management and a third party inspection of the Company's facilities and procedures to ensure that they meet the CAB program standards. Pennexx is one of the only CAB MAP producers in the country. Pennexx believes that retail customers recognize Certified Angus Beef as a high quality product.

         Government Regulation and Quality Control

         Like other participants in the meat processing industry, Pennexx is subject to various laws and regulations administered by Federal, state and other entities. Management of the Company believes that Pennexx complies with all such laws and regulations in all material respects. To ensure compliance, the Company must file an Application for Federal Meat Inspection (an "Application for USDA Inspection") pursuant to which a USDA inspector inspects the Pennexx plant every day that it operates. Pennexx's plant operates under the USDA's inspection regulations pursuant to a currently effective Application for USDA Inspection. Pennexx historically has and will continue to work with the USDA inspectors to comply with all applicable USDA regulations.

         Under the USDA/FSIS "Pathogen Reduction; Hazard Analysis and Critical Control Point (HACCP) Systems; Final Rule," responsibility for inspection of product and facility has shifted in great part to individual processors such as the Company. Each processor is responsible to review, write, audit, and maintain records regarding all aspects of its operations. The processor must review its product, facility, operations, process flow, sanitation, people, and target consumers. The processor then must develop a HACCP plan using the seven HACCP principles as a guide. Sanitation Standard Operating Procedures ("SSOP") must be developed to ensure a clean facility daily for the start of operations and sanitary handling of the product through the process. The SSOPs and the HACCP plan are in place at the Company. They are monitored and verified daily, and updated annually or when the facility, product, process or target consumer changes. Pennexx's employees must be HACCP certified to be eligible to work at Pennexx's plant. Pennexx has instituted several key methodologies to ensure that its plant, employees, and products are in compliance with the USDA inspection methodology and the HACCP program.

         HACCP is a systematic approach to the identification, analysis, and control of biological, chemical, and physical hazards from raw material production, procurement and handling to manufacturing, distribution and consumption of finished food products. Pennexx's HACCP team has developed and put into place a HACCP plan that is specific to the Company's raw materials, products, processes, and customers. HACCP requires food operators to:

         1. Conduct a hazard analysis of each process to identify and list the food safety hazards reasonably likely to occur in the production process for a particular product and the preventive measures necessary to control the hazards. A food safety hazard is any biological, chemical, or physical property that may cause a food to be adulterated or otherwise unsafe for human consumption. A listed hazard must be of such nature that its prevention, elimination, or reduction to acceptable levels is essential to the production of safe food.

         2. Identify the critical control points for each process. A CCP is a point, step, or procedure at which control can be applied and a food safety hazard can be prevented, eliminated, or reduced to an acceptable level. All hazards identified during the hazard analysis must be addressed. The information developed during the hazard analysis should enable the establishment to identify which steps in their processes are CCPs. Identification of CCPs for controlling microbial hazards throughout the production process is particularly important because these hazards are the primary cause of food borne illness.

         3. Establish the critical limits for preventive measures associated with each identified CCP.

         4. Establish monitoring procedures to determine whether each critical control point is under control and producing an accurate record for future use and verification. Monitoring frequencies must be sufficient to ensure that the CCP is under control. The monitoring process is evaluated by the Company on a daily basis to determine that it is done as defined in the written HACCP plan.

         5. Include in the HACCP plan corrective action to be taken when monitoring indicates that there is a deviation from a critical control point. Corrective action plans must be in place to determine the disposition of the potentially unsafe or noncompliant product and to identify and correct the cause of the deviation. These corrective action plans are part of the Company's written HACCP plan.

         6. Develop and maintain effective recordkeeping procedures that document the entire HACCP system. A HACCP system will not work unless consistent, reliable record are generated during the operations of the plan and those records are maintained and are available for review. One of the principal benefits to the establishment is the availability of objective, relevant data. This data is reviewed by the Company at a minimum of daily to look for trends or any other indication that the process is changing.

         7. Systematically verify HACCP systems. After the initial validation that the HACCP system can work correctly and effectively with respect to hazards, the system must be verified periodically. Periodic verification involves the use of methods, procedures, or tests in addition to those used for monitoring, to determine whether the HACCP system is in compliance with the HACCP plan and/or whether the HACCP plan needs modification and revalidation to achieve its food safety objective. The Company verifies the HACCP system at minimum annually or if any change to the process occurs that would change the equipment used in the process, shelf-life of the product, or final consumer targeted for the product.

         E. coli 0157:H7("E.coli"), sometimes referred to as the "hamburger disease" by USDA, is a pathogen which is sometimes found in ground beef. Pennexx recently has been, and intends to continue, producing more ground beef than in previous years. Consequently, as production of ground beef increases, the Company is at greater risk for a product recall due to E.coli. A recall, depending on the amount of product recalled, could be costly to the Company. Costs would include the costs of picking up the recalled product, refunding customers what they paid for the product, the employee cost involved in a recall, and potential work stoppages related to the recall. In an effort to reduce the likelihood of producing infected product, the Company is tightening procedures in the pathogen reduction systems in its quality assurance programs and developing a test and hold program that would reduce the lot size from an entire production day to something considerably less. The Company expects its quality control and laboratory costs to increase as a result of this increase in ground beef production. At this time, there have been no recalls of product produced by Pennexx; however, the Company has obtained recall insurance to assist with the costs associated with a recall, should one occur.

         Smithfield Transactions

         Pennexx believes it enjoys a strategic advantage as a result of its early case ready experience during the past three years and because of its geographical location. Seeking to exploit these perceived strategic advantages, Pennexx has increased sales each year since its inception. However, Pennexx has been continuously unprofitable and has, therefore, continually been short of capital to finance its operations and sales growth. In an effort to address this need, Pennexx entered into a Stock Purchase Agreement dated May 31, 2001 (the "Purchase Agreement") with Smithfield Foods, Inc. ("Smithfield") pursuant to which the Company sold and Smithfield bought 13,003,494 shares of Company Common Stock, representing a fifty percent (50%) interest in the Company. Smithfield paid Pennexx consideration of $6.0 million, or approximately $0.45 per share. (Pursuant to that certain Contribution Agreement dated December 27, 2002, Smithfield contributed 493,333 shares to the Company and therefore, now owns 12,510,161 shares at an average purchase price of $0.48 per share.) In the transaction, Smithfield acquired a Warrant (the "Warrant") which permits Smithfield to purchase additional shares of Common Stock under certain circumstances described below. The parties also executed a $30 million revolving credit agreement (the "Credit Agreement"), a Standstill Agreement which provides limitations on certain activities in which Pennexx and Smithfield can each engage (the "Standstill Agreement"), and related matters (together, the "Smithfield transactions"). On June 27, 2001, the Company's shareholders approved the Smithfield transactions.

         Michael Queen, a shareholder, a director, and the President of Pennexx, is a party to several of the agreements, which together document the Smithfield transactions. In each case, Mr. Queen is a party in his individual capacity as a shareholder of the Company. Mr. Queen has not received any compensation from or in connection with the transactions. Pennexx has agreed to indemnify Mr. Queen and each of Pennexx's other directors and officers from any claims arising from the Smithfield transactions.

         Ellis M. Shore, who before the Smithfield transactions was a shareholder of more than five percent of the issued and outstanding shares of the Common Stock of Pennexx, was also a party in his individual capacity as a shareholder of the Company to several of the agreements which document the Smithfield transactions, as well as to a consulting agreement pursuant to which Mr. Shore performed services for the Company and, in return, received consulting compensation. Pursuant to a Modification Agreement dated August 31, 2002, the Company and Mr. Shore terminated the consulting agreement and released Mr. Shore from his obligations under the Smithfield agreements to which he is a party.

         A summary of the terms of the principal agreements between the Company and Smithfield is set forth below.

         The Warrant

         The Warrant originally contained two principal provisions; however, one of those provisions terminated upon expiration of the "Limitation Period" (defined below). The remaining provision of the Warrant gives Smithfield the right to purchase additional shares of Common Stock when any person who held an option to purchase shares of the Common Stock on June 21, 2001 exercises such option. The exercise price under the Warrant is the respective exercise price of the underlying option. The Term of the Warrant expires on the date on which the last stock option giving rise to a Smithfield exercise right expires or thirty days after the exercise of the last such option.

         The Standstill Agreement

         The Standstill Agreement helps define the business relationship between Pennexx and Smithfield. Like the Warrant, certain provisions of the Standstill Agreement terminated at the end of the Limitation Period (defined below). The surviving provisions of the Standstill Agreement provide that if Smithfield desires to sell any shares of the Common Stock, Pennexx will have an assignable right of first refusal to purchase such shares. If Mr. Queen desires to sell any or all of his shares of Company Common Stock, Smithfield will have a right of first offer for a period of five days with respect to such shares.

         The Standstill Agreement defines the Limitation Period as the time period between June 27, 2001 and the earliest of (1) June 27, 2006, (2) the last day of the sixth consecutive calendar quarter in which Pennexx has a net loss computed in accordance with generally accepted accounting principles, (3) the first date on which neither Mr. Shore nor Mr. Queen is a Beneficial Owner of Voting Securities (as defined in the Standstill Agreement), and (4) the last day of the calendar quarter on which the net worth of Pennexx falls below $2 million. Because Pennexx's net worth fell below $2 million during 2002, the Limitation Period has ended.

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

         Credit Agreement

         Under the Credit Agreement, Smithfield agreed, subject to certain conditions, to extend a $30 million revolving line of credit to Pennexx. Pennexx may borrow from Smithfield under this line of credit an amount equal to 100% of the Company's eligible accounts receivable and eligible inventory. Pennexx may also borrow other amounts within the reasonable discretion of Smithfield. Absent an Event of Default, Pennexx will pay Smithfield interest on its outstanding balances under the line of credit at an annual rate of one percent (1%) over the prime rate announced from time to time by J. P. Morgan Chase & Co.

         The line of credit is secured by a lien on all of Pennexx's assets, including after-acquired inventory and accounts receivable (the "Collateral"). Pennexx also promises not to encumber the Collateral without Smithfield's written consent. The Credit Agreement defines Events of Default under the line of credit to include (1) Pennexx's failure to meet its payment obligations, (2) Pennexx's failure to maintain positive shareholders' equity determined in accordance with generally accepted accounting principles (the "Net Worth Covenant"), (3) Pennexx's default on specific covenants or other significant obligations, and (4) Pennexx's becoming bankrupt, insolvent or otherwise unable to pay its debts when they come due.

         From time to time over the past several months, Pennexx has failed to maintain a positive shareholders' equity in violation of the Net Worth Covenant; however, Smithfield waived any defaults relating to compliance with the Net Worth Covenant to and including June 30, 2003, provided that the Company remain current on all of its trade payables due to Smithfield affiliates.

         The Credit Agreement also requires that the Company not have an unreasonably small amount of capital with which to conduct its business (the "Solvency Covenant"). Because the term "unreasonably small" is not precise, there is no assurance that Smithfield might not claim at any time that the Company has violated this provision. Because the advance rate available to the Company for eligible accounts receivable and eligible inventories is higher than would be typical in an arms-length banking arrangement, the amount of capital that would be "unreasonably small" would probably be lower than it would in the absence of such a high advance rate. The Company's debt-to-equity ratio on December 31, 2002 was 10.8 to one. Shortly thereafter, the Company sold approximately $5.0 million of Common Stock. See,
Item 5, "Market for Common Equity and Related Stockholder Matters." On December 31, 2002 the Company entered into an operating lease program with Commerce Commercial Leasing, LLC ("Commerce") pursuant to which it leased $11.9 million of equipment; the leasing program enabled the Company to retire $9.8 million of the Smithfield debt in January, 2003. The Company's debt-to-equity ratio, on a pro forma basis as if such sale of Common Stock and the Commerce lease funding had been completed at December 31, 2002, was 3.6 to one. To address its high debt to equity ratio and avoid (or reduce the likelihood) that Smithfield will claim a default under the Solvency Covenant, management is considering available alternatives to raise additional equity capital for the Company to strengthen its balance sheet. Any sale of additional equity would dilute the percentage interest of existing shareholders.

         Smithfield guaranteed Pennexx's obligations to Commerce under the operating leases. In exchange for its guarantee, according to a letter dated December 30, 2002, Pennexx is obligated to pay Smithfield a fee equal to 2% of the aggregate amount to be guaranteed by Smithfield. A Smithfield representative has advised the Company that he believes the guaranty fee is 2% per year of the declining balance of the guaranteed amount. The difference in those two interpretations is approximately $700,000 payable over a period of about 8 years. The Company is attempting to resolve this potentially differing interpretation with Smithfield.

         The Credit Agreement prohibits the Company from making capital expenditures in any fiscal year in an amount in excess of $100,000. However, the Credit Agreement specifically permitted the Company (1) to make capital expenditures of up to $18.3 million in connection with acquiring, refurbishing, and equipping the Tabor Avenue Facility (the "Capital Authorization") and (2) to enter into operating leases for equipment at the Tabor Avenue Facility in an amount not to exceed $12.1 million (the "Leasing Authorization"). The Company originally intended to purchase some equipment pursuant to the Capital Authorization, but ended up leasing it pursuant to the Leasing Authorization. Moreover, certain cost overruns under the Capital Authorization were verbally approved by onsite Smithfield personnel. Although the Company believes it complied with the capital expenditure requirements of the Credit Agreement in 2002, because of the confusion resulting from the Company's decision to lease rather than to purchase certain equipment and because of the verbal (rather than written) approvals referred to above, in an abundance of caution, the Company sought and obtained a waiver from Smithfield with respect to the capital expenditure covenant in the Credit Agreement for 2002.

         In addition, subsequent to December 31, 2002, Smithfield has agreed to allow the Company to use up to $0.8 million of the credit line to perform additional renovations to, and to purchase additional equipment for, the Tabor Avenue Facility. As a result of the guarantee and the renovation commitment, the remaining availability under the credit line has been reduced to $10.9 million; however, of this available amount, the Company may only borrow the amount of eligible inventory and eligible accounts receivable.

         At December 31, 2002 the Company had borrowed $4.1 million against eligible accounts receivable and eligible inventory. As of December 31, 2002 the Company may have been overextended $0.3 million against the line of credit due to an ambiguity in the formula for determining eligible inventory. In an abundance of caution, the Company requested a waiver for the possible overextension and was granted the waiver requested. As of late March, 2003, the Company continues to have no further availability on the Smithfield line and, except as provided in the next sentences, must support its liquidity needs through equity sales, other borrowings (although such borrowings are limited by the terms of the Credit Agreement), or internally generated cash flow. The Company's borrowing base for working capital will fluctuate with the level of eligible inventory and eligible accounts receivable. Accordingly, as these amounts increase the Company will be entitled to borrow additional sums. Conversely, if eligible inventories and eligible accounts receivable were to decline, the Company would be required to pay down the balance of the line of credit by the amounts of such decline. The amount outstanding on the Smithfield line of credit was as follows on the dates indicated (amounts in thousands):

            Description                March 15, 2003            December 31, 2002            December 31, 2001
            -----------                --------------            -----------------            -----------------
     Principal Advances:
       Inventory and Receivables              $4,266                    $4,073                       $2,500
       Capital Expenditures                    7,014                    16,741                            0
     Accrued Interest                             25                         0                           58
                                           ----------          -----------------------     -------------------------
     Total                                   $11,305                   $20,814                       $2,558
                                           ==========          =======================     =========================


         The Company has applied for up to $2.75 million of below-market rate loans through the Philadelphia Industrial Development Corporation and related entities with respect to the plant. The Company has agreed to pay down borrowings on the Smithfield line of credit by all amounts received as a result this application, and Smithfield has agreed to subordinate its mortgage and security interests to the liens of the lender(s) making any such loans to the Company.

         Available Information

         As a reporting company under the Securities Exchange Act of 1934, Pennexx is required regularly to file materials with the Securities and Exchange Commission (the "SEC" or the "Commission"). The public may read and copy these materials at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information relating to the operation of the Reference Room may be obtained by calling 1-800-SEC-0330. The SEC maintains an Internet site (http:\\www.sec.gov) that contains information relating to issuers that file these materials electronically. The Company's periodic reports may be accessed at this site. For more information about the Company, visit its website at www.pennexx.com.

Item 2.  Description of Property.

         On April 2, 2002 the Company purchased a 145,000 square foot facility on ten acres of land located at 5501 Tabor Avenue in Philadelphia, Pennsylvania (the "Tabor Avenue Facility") from QF Acquisition Corp., the equitable owner, and PIDC Financing Corp., the legal owner.

The purchase price of the Tabor Avenue Facility was $2 million, which was negotiated at arms length by the parties.

         The Company has consolidated all operations in the new plant. The plant was previously used for food processing; nevertheless, the Company felt it was necessary to upgrade the facility for a variety of reasons, including to maintain compliance with USDA regulations. As of late March, 2003 the Company had substantially completed the renovation and equipping of the plant. The Company's costs of renovating and equipping the Tabor Avenue Facility was as follows (in millions):


                Renovation Costs                                     $  4.9

                Equipment Costs (covered by                          $ 11.9
                operating leases)

                Other Equipment and Costs                            $  1.8
                                                            --------------------

                Total                                                $ 18.6
                                                            ====================

In addition to these expenses, the Company has incurred moving expenses and other costs associated with the move to the new plant. As a result of the move, the Company experienced certain lost efficiencies among workers and incurred additional costs to train new employees. Management expects these effects of the move to ameliorate over time. Subsequent to December 31, 2002, the Company incurred no training costs for employees resulting from the move, and management believes that other efficiencies have returned to levels experienced prior to the move.

         The Company is amortizing the acquisition, renovation and related construction interest and transaction costs of the Tabor Avenue Facility over 39 years. The costs of moving and installing equipment in the new plant were capitalized and are being depreciated over five years.

         The Company's former plant was located in Pottstown, Pennsylvania. In the third quarter of 2002, the Company wrote off all remaining unamortized leasehold improvements located at the Pottstown plant in the amount of $162,000. The Company is in litigation with the landlord of the Pottstown plant. See, Item 3, "Legal Proceedings."

         The new facility is intended to address space and automation issues. Management believes that the new facility will allow the Company to accommodate a substantial increase in production orders and, after accounting for the increased costs associated with the move (such as higher depreciation and debt service expenses), management expects that such increased volume, if achieved, will lead to higher gross profits. In addition, the new plant offers the physical layout to improve the Company's automation which, after accounting for the costs of equipment acquisition, installation, and training. Management expects this improved layout to lead to an increase in gross profits. These projected increases in gross profit, in turn, are expected to help cover Company overheads.

         Management of Pennexx believes the liability insurance coverage on the Tabor Avenue Facility ($2.0 million, aggregate) is adequate. In addition, the Company has excess liability (Umbrella) coverage of $25.0 million as well as Recall Insurance coverage.

Item 3.  Legal Proceedings.

         Asousa Partnership v. Pennexx Foods, Inc.

         The Company is the defendant in a lawsuit brought by its former landlord at the facility it formerly leased in Pottstown. Proceedings began on November 11, 2000 in the Montgomery County Court of Common Pleas. The landlord has alleged that the Company failed to make timely rental payments and is seeking damages and ejectment. The Company's defense is that the rent was withheld because of the landlord's prior failure to honor its obligations to make certain improvements at the property. All rents due to date have either been paid to the landlord or deposited into escrow.

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

         The Company vigorously disputes all claims. In particular, the Company contends that its lease allowed removal of installed equipment. As a result, the Company has not provided any loss contingency on account of the pending claim because of management's belief that any award to the plaintiff will not materially exceed the amount in escrow. The Company's defense to the claim for additional rent is that the unpaid rent was withheld because of the landlord's failure to honor its obligations to make certain improvements at the property. Approximately $152,000, representing all rents due under the lease from the commencement of the dispute to June 30, 2002, have been deposited into escrow. However, the landlord contends that the Company owes rent at a rate higher than the contract rent set forth in the lease from November 2000 to the date the Company vacated the premises in July, 2002 as a result of the alleged breach resulting from the Company's nonpayment of rent. The contract rent is approximately $96,000 per year. The landlord's expert has estimated that the Company owes $310,000 in rent in excess of the amount in escrow, interest due on such demanded additional rent, and counsel fees. In addition, the landlord's expert has alleged that the Company owes $647,757.76 for the alleged cost to restore the building to a usable condition as a USDA food processing facility. The Company disagrees that it left the facility in anything other than a usable condition as a USDA food processing facility, which is precisely how the facility was operated on the Company's last day of tenancy.

         On April 25, 2002, the landlord filed a motion for partial summary judgment to evict, eject and dispossess the Company from the Pottstown plant. On June 21, 2002, the Bankruptcy Court ruled in favor of the landlord. Consequently, the Company accelerated its relocation to the Tabor Avenue Facility. The acceleration of the move from Pottstown to Philadelphia required that the Company subcontract a portion of its pork processing work for approximately five weeks until the new plant was configured and the necessary equipment completely installed.

         These events had an adverse financial effect on the Company. Margins were reduced until full operations were established at the Tabor Avenue Facility. The Company incurred key employees' salaries and fixed operating costs despite the reduction of margins during the time period of the move and its preparation.

         The Company believes the lawsuit with the landlord will come to trial before June 30, 2003.

         Matthews v. Pennexx Foods, Inc.

         On December 7, 2001, Robert V. Matthews, a shareholder of the Company, filed a complaint against the Company in the United States District Court for the District of Connecticut. A description of the facts underlying Mr. Matthews complaint are as follows.

         On November 22, 2000, the Company and Mr. Matthews entered into an agreement pursuant to which he agreed to assist the Company in obtaining debt financing to be used for a potential expansion into New England and for working capital purposes (the "Matthews Agreement"). At the time of his engagement, Mr. Matthews was also the holder of a note payable by the Company in the face amount of $0.3 million. The agreement between the Company and Mr. Matthews provided that in return for the agreement to perform services, the Company would issue
1.1 million shares of Company common stock to him on February 1, 2001. The agreement further provided that, upon the closing of debt financing in the amount of at least $9.5 million procured by Mr. Matthews pursuant to the Matthews Agreement, the Company would issue a second group of 1.1 million shares of Company common stock to him. The Company received two offers of financing (one of which arrived after the agreement had been terminated by the Company) through Mr. Matthews' efforts. These offers were individually and in the aggregate substantially below the threshold amount required by the Matthews Agreement. Moreover, these proposed transactions were inconsistent with and far less attractive than those contemplated by the Matthews Agreement and accordingly, the Company rejected them. The Company terminated the Matthews Agreement in accordance with its terms on April 6, 2001.

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

         In the Complaint, Mr. Matthews has demanded that the Company issue and deliver to him (a) 2.2 million shares of Pennexx Common Stock, (b) an option to purchase for no additional consideration 2.0 million shares of Pennexx Common Stock, and (c) shares of Pennexx Common Stock in payment of his $0.3 million loan. In addition, Mr. Matthews asserts various claims for breach of contract, and has alleged that the Company engaged in unfair and deceptive business practices, in violation of the Connecticut Unfair Trade Practices Act.

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

         The District Court dismissed Mr. Matthews' statutory unfair trade practices claim in September, 2002. The Company continues to deny the remaining allegations in the Matthews complaint and is contesting them vigorously. The Company has interposed numerous defenses to the complaint, including that the agreement is void and unenforceable and that Mr. Matthews failed to use his best efforts to assist the Company in finding debt financing. The parties are currently engaged in the final stages of litigation discovery. Under the Matthews Agreement, the Company's $0.3 million debt to him stopped accruing interest and was required to be converted to shares of Company Common Stock at a conversion price of $1 per share. In 2001 a certificate was issued for shares on account of this debt, but the share certificate has not been delivered to Mr. Matthews, pending the outcome of the litigation.

         Pearcy v. Pennexx Foods, Inc., et al.

         On October 22, 2002, George B. Pearcy, former chief financial officer of the Company, filed a complaint against the Company, Michael Queen, Dennis Bland and Thomas McGreal in the Court of Common Pleas of Montgomery County, Pennsylvania. In his complaint Mr. Pearcy alleges that, shortly after he was hired in May of 2002, he received pressure from Michael Queen, Ellis Shore, Dennis Bland and Thomas McGreal to underreport the Company's losses. Mr. Pearcy alleges he was told that in no event was he to report losses in excess of $1.2 million for the quarter ended June 30, 2002. Mr. Pearcy alleges that at a meeting on August 8, 2002 he informed other top executives that he believed the Company's loss was $2.5 million for such quarterly period. (By contrast, the Company's quarterly report on Form 10-QSB for the June 30, 2002 quarter reported a net loss of $2.2 million.)

         The Company terminated Mr. Pearcy's employment on August 12, 2002. In the Complaint, Mr. Pearcy has made claims for wrongful termination, breach of the covenant of good faith and fair dealing, and wage payment violations. He alleges that these damages exceed $50,000. The Company denies all of Mr. Pearcy's allegations and is contesting them vigorously. In addition, the Company has numerous defenses to the Complaint including the Company's belief that Mr. Pearcy was incompetent. In addition, Mr. Pearcy was an at will employee of the Company who could be terminated at any time.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

                                     PART II


Item 5.  Market for Common Equity and Related Stockholder Matters.

         Pennexx Common Stock has been quoted on the OTC Bulletin Board since February 7, 2002. The Common Stock trades under the symbol "PNNX." From August 21, 2000 until February 7, 2002, such shares were quoted over the counter. The following table sets forth the high and low closing sales prices for the Common Stock during the time periods indicated:

                                                          High           Low
                                                          ----           ---
         2003
               First Quarter (through March 24, 2003)     $ 2.90         $ 2.10

         2002
               Fourth Quarter                             $ 3.07         $ 1.54
               Third Quarter                              $ 3.42         $ 1.72
               Second Quarter                             $ 3.69         $ 1.97
               First Quarter                              $ 2.82         $ 1.10

         2001
               Fourth Quarter                             $ 1.75         $ 1.12
               Third Quarter                              $ 2.00         $ 1.12
               Second Quarter                             $ 2.55         $ 1.40
               First Quarter                              $ 2.10         $ 1.60


         On March 24, 2003 the last reported sales price of Pennexx Common Stock was $2.10, and, according to the Company's transfer agent, there were 162 holders of record of Pennexx Common Stock. The Company obtained the foregoing information from the NASDAQ internet web site; the information set forth above reflects inter-dealer prices, without retail mark-up, markdown or commission.

         In the first fiscal quarter of 2003, the Company sold 2.85 million shares of Common Stock that were not registered under the Securities Act of 1933 at a price of $1.75 per share to seven accredited investors. The shares were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. Total cash proceeds of the sales were approximately $5.0 million. The Company engaged no underwriters in connection with these sales, and no underwriting commissions or discounts were paid.

         For the fiscal year ended December 31, 2002, the Company issued 450,000 shares of common stock to two consultants that were engaged by the Company as compensation for the services the consultants were performing for the Company. The shares were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The shares were valued at $1.75 per share; however, there were no cash proceeds for the sale as the Company instead received consultant services. The Company engaged no underwriters in connection with these sales, and no underwriting commissions or discounts were paid.

         On November 6, 2002, the Company sold 2.00 million shares of Common Stock that were not registered under the Securities Act of 1933 at a price of $1.00 per share to 15 accredited investors. The shares were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. Total cash proceeds of the sales were $2 million. The Company engaged no underwriters in connection with these sales, and no underwriting discounts or commissions were paid.

         On June 27, 2001, the Company sold 13.00 million (later reduced to
12.51 million shares; see, Item 1, "Business - Smithfield Transactions") shares of Common Stock to Smithfield that were not registered under the Securities Act of 1933 at a price of $0.45 per share ($0.48 per share after subsequent modification). The shares were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. Total cash proceeds of the sale were $6 million. The Company engaged no underwriters in connection with this sale, and no underwriting discounts or commissions were paid.

         The $0.3 million convertible debenture (plus accrued interest) once held by Mr. Matthews was converted into shares of common stock in accordance with its terms, during 2001; however, the certificate for such shares has not been delivered to Mr. Matthews because of uncertainties regarding the extent of the Company's obligations which will ultimately be resolved in the pending litigation between him and the Company. See, Item 3, "Legal Proceedings." This conversion was exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933.

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


         The Company has never paid dividends on its common stock and does not anticipate paying any cash dividends on its common stock in the foreseeable future.

         The following table sets forth information regarding the Company's equity compensation plans as of December 31, 2002:

----------------------------- ------------------------------ ------------------------- ------------------------------
                                           (a)                          (b)                     (c)
----------------------------- ------------------------------ ------------------------- ------------------------------
                              Number of securities to be     Weighted-average          Number of securities
                              issued upon exercise of        exercise price of         remaining available for
                              outstanding options,           outstanding options,      future issuance under equity
Plan category                 warrants and rights            warrants and rights       compensation plans
                                                                                       (excluding securities
                                                                                       reflected in column (a))
----------------------------- ------------------------------ ------------------------- ------------------------------
Equity compensation plans
approved by shareholders*               1,570,000                     $0.38                       930,000
----------------------------- ------------------------------ ------------------------- ------------------------------
Equity compensation plans
not approved by shareholders              200,000                     $0.32                          0
----------------------------- ------------------------------ ------------------------- ------------------------------
Total                                   1,770,000                     $0.37                       930,000
----------------------------- ------------------------------ ------------------------- ------------------------------

* Includes the Pinnacle Foods, Inc. 1999 Stock Option Plan pursuant to which a maximum of 1.5 million shares of Pennexx Common Stock could be issued and the Pinnacle Foods, Inc. 2001 Stock Option Plan pursuant to which a maximum of 1 million shares of Pennexx Common Stock could be issued.


Item 6.  Management's Discussion and Analysis or Plan of Operation.

         Note Regarding Forward-Looking Statements

         This Annual Report on Form 10-KSB contains certain forward-looking statements. Such forward-looking statements relate to projected results of operations, earnings, revenues, dividends, cash flows and capital expenditures, management's future plans and objectives, future economic performance, business strategies, operating efficiencies, budgets, competitive positions, growth opportunities for existing and new businesses, and other matters.

         These forward-looking statements, wherever they occur in this Annual Report on Form 10-KSB are necessarily estimates reflecting the best judgment of the management of the Company and involve a number of risks and uncertainties that could cause actual results to differ from those suggested by such statements. These forward-looking statements should, therefore, be considered in light of various important factors, including those set forth in this Annual

Report on Form 10-KSB. Results could differ materially depending on such factors as Pennexx's inability to generate cash and reduce debt, business climate, economic and competitive uncertainties, higher production costs, reduced level of customer orders, environmental and safety regulations and clean-up costs, adverse legal and regulatory developments, and adverse changes in economic and political climates around the world. Additional factors that could cause actual results to differ from estimates or projections contained in the forward-looking statements include, without limitation:

          o the risk of legislative, regulatory or other governmental action imposing additional restrictions on Company operations or to increase the burden of necessary regulatory approvals for such operations;

          o the risk that the assumptions and estimates about anticipated cost savings may prove to be faulty or other factors may adversely affect the amount, nature or timing of anticipated cost savings;

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

         Results of Operations

         Year Ended December 31, 2002

         The year ended December 31, 2002 was a year of transition for the Company as a result of moving from Pottstown to Philadelphia. The renovation work and equipment installation processes took place from April 2002 and continued into 2003. Although the Company remained operational during this time period, the strain of the transition adversely affected sales and margins. Consequently, the Company's positive financial results for the quarter ended March 31, 2002 could not be achieved again in the remainder of the year.

         Sales for the year ended December 31, 2002 were $48.7 million which, despite the burden of the transition, represented an increase of approximately $6.3 million over sales of $42.4 million in 2001. This increase was almost exclusively the result of the increase in the volume of products handled, but also partially due to a change in the mix of products sold in favor of higher priced items. As the diversity of services that the Company offers continues to grow, customers are increasing both the range of products as well as the quantity ordered.

         Cost of goods sold for the year ended December 31, 2002 was $47.0 million which resulted in a gross profit of approximately $1.7 million or 3.6% of sales as compared to $1.2 million or 2.9% of sales in the year ended December 31, 2001. The Company's cost of goods sold is comprised of four main components: meat, direct payroll, supplies, and other. These items accounted for approximately 71%, 14%, 11% and 1% of sales, respectively, in the year ended December 31, 2002, as compared to 69%, 15%, 11% and 2% of sales in the prior year. The Company typically negotiates a price for each cut of meat with each customer based on the customer's needs. Because meat cost represents the highest percentage of Cost of Goods Sold, meat yield (the ratio of the weight of meat shipped to the customer divided by the weight of the raw primal cuts from which the customer's meat was processed) is a major determinant of the Company's profit or loss. Concomitantly, the cost of meat as a percentage of sales is also a major determinant of the Company's profit or loss. Direct payroll declined as a percentage of sales in 2002 compared to 2001 due to increasing labor efficiencies and economies of scale. The meat percentage increase of 2% for 2002 was primarily due to subcontracting product production to outside sources, mainly Smithfield, during the move to the Tabor Avenue Facility, and changes in the diversity of product mix.

         Management believes that a significant portion of the costs of relocating and installing new equipment will enable the Company to increase its production of ground beef substantially. Although ground beef prices are lower than the average prices of all products produced previously, the decrease will be more than offset by savings in labor, as the newly installed automated grinding equipment requires much less labor compared to the labor required for other products the Company produces. However, anticipated increases in gross profit resulting from the increase in ground beef production will be offset in part by higher quality control costs. See, Item 1, "Business - Government Regulation and Quality Control." Quality control and assurance plays an important part in the Company's operations. The Company's planned modern laboratory will create efficiencies of costs even though the number of tests and additional types of tests will increase, and that is due to the cost savings realized through the avoidance of costs of outside laboratories.

         Operating expenses for the year ended December 31, 2002 were $ 10.1 million (20.7% of sales) as compared to $3.7 million (8.8% of sales) for the year ended December 31, 2001. Of this $6.4 million increase, $4.9 million resulted from significant increases in the following six major areas (amounts in thousands):


                                                           Year Ended December 31
                                                           2002                2001             Increase
                                                           ----                ----             --------
       Consulting fees                                      $941               $287                 $654
       Salaries, wages and related Expenses                2,486                804                1,682
       Depreciation and amortization                         417                146                  271
       Shipping and handling                               1,569                203                1,366
       Insurance                                             740                288                  452
       Provision for doubtful accounts                       495                  0                  495
                                                          ------              -----                -----
       Total                                              $6,648             $1,728               $4,920
                                                           =====              =====                =====

         The reasons for these increases are as follows:

         (1) During 2002, the Company entered into agreements with two consultants that resulted in $686,000 being charged to operations. $110,000 of this amount was paid in cash and the balance, in shares of Company common stock. One of these consultants provided the Company with marketing strategies. The other consultant assisted the Company in evaluating its long-term capitalization program. One of these contracts will continue into 2003 and will result in an additional charge to 2003's earnings in the amount of $212,000. In addition, the Company terminated another consulting agreement, that would have otherwise terminated in 2006, that resulted in a $100,000 charge to operations.

         (2) During the end of 2001 and the beginning of 2002 the Company augmented its senior management team. These additions to the senior management included a Chief Operating Officer, Chief Financial Officer and a Quality Control Officer. In addition, with the move to the Tabor Avenue Facility, the Company implemented an Information Technology department which currently consists of 4 personnel. In addition, the Company added approximately 42 employees in non-production functions that were needed to meet the increased sales demand for 2002 and the expected sales demand in 2003.

         (3) The increase in depreciation and amortization resulted from the Company's investing approximately $8.6 million in the Philadelphia facility. This $8.6 million is net of the $11.9 million that was included in the Commerce leasing program. The Company feels that this investment was required to meet 2002's increased sales demand and the expected sales demand for 2003.

         (4) The shipping and handling cost increase of $1.4 million is principally due to the cost incurred from the use of outside storage facilities for the labor and shipping of the Company's products. The use of storage facilities of this nature, though expensive, was necessary throughout both the move to the Tabor Avenue Facility and the renovations and installation of new equipment, during which time the Company had minimal storage space on premises. The Company no longer engages storage facilities to manage filling customer's orders and shipping them to the customer's locations. In addition, the Company incurred costs of hiring outside trucking firms that were not used in the prior year and the increased distances in hauling to the Company's third largest and other customers.

         (5) The increase in insurance expense of $452,000 was primarily due to coverage for the Tabor Avenue Facility and its renovations, the equipment purchased for the facility including that under the leasing program, and increased workers' compensation premiums.

         (6) Based on the Company's continual assessment of the collectible status of the individual trade receivables, a charge to earnings of $495,000 was made for probable uncollectible accounts during 2002.

         Management expects that operating expenses will decline in 2003 as a percentage of sales.

         Interest expense for the year ended December 31, 2002 was approximately $0.4 million compared to approximately $0.2 million in 2001. The increase was primarily due to higher amounts of interest as the amounts borrowed in 2002 from Smithfield under the Credit Agreement amounted to $18.3 million compared to $2.5 million in 2001.

         The net loss for the year ended December 31, 2002 was approximately $8.8 million or $0.34 per share as compared to $2.7 million or $0.14 per share for 2001. For the Company to achieve profitability, its gross profit must exceed the sum of its operating expenses and interest expense. Management expects to achieve this result by increasing gross profit margins and by increasing sales.

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

         Cost of goods sold for the year ended December 31, 2001 was $41.1 million which resulted in a gross profit of approximately $1.2 million or 2.9% of sales. The Company's cost of goods sold is comprised of three main components: meat, direct payroll, supplies and other. These items accounted for approximately 69%, 15%, 11%, and 1% of sales, respectively, in the year ended December 31, 2001 as compared to 69%, 19%, 14%, 1% of sales in the prior year. Direct payroll and supplies declined as a percentage of sales in 2001 compared to 2000 due to increasing labor efficiencies and economies of scale.

         Operating expenses for the year ended December 31, 2001 were $3.7 million (8.7% of sales) as compared to $4.2 million (30.8% of sales) for the year ended December 31, 2000 (need to impact 2000 with depreciation adjustment). This decrease of $0.1 (may need adjustment after depreciation adjustment) million resulted from increased indirect payroll expenses, increased depreciation expenses, increased maintenance expenses, increased insurance expenses, and increased freight and commissions expenses, offset however by decreased consulting fees. Excluding the $1.65 million charged to consulting fees in the year ended December 31, 2000 arising out of a pending dispute with a shareholder of the Company (see Item 3. "Legal Proceedings"), operating expenses for that year were $2.53 million, or 18.6 % of sales. The decline in percentage of sales in 2001 as compared to 2000 was due to increasing operating efficiencies and economies of scale.

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

         The move to the Tabor Road facility (See, Item 2, "Properties.") was intended to address the space and automation issues. Management believes that the new facility allows the Company to increase volume substantially and, after accounting for the increased costs associated with the move (such as higher debt service expense), management expects that such increased volume will lead to higher gross profits. In addition, the new plant offers the physical layout to improve the Company's automation which, after accounting for the costs of equipment acquisition, installation, and training, should also increase gross profits. These projected increases in gross profit, in turn, will help cover Company overheads.

         Liquidity and Capital Resources

         The Company has been chronically undercapitalized. In an effort to address its capital needs, the Company sold $6.0 million of common stock in June 2001 (see, Item 1, "Business - Smithfield Transactions"), $2.0 million of common stock in November 2002, and $5.0 million of common stock in early 2003 (see, Item 5, "Market for Common Equity and Related Stockholder Matters"). In addition, the Company has a $30 million revolving line of credit from Smithfield. See, Item 1, "Business - Smithfield Transactions." However, in 2002 Smithfield guaranteed Pennexx's obligations to Commerce under operating leases for equipment installed at the Tabor Avenue Facility in the aggregate amount of $11.9 million in exchange for the Company's payment of a guaranty fee. The Company borrowed $6.9 million from Smithfield (net of the repaid amount obtained from the leasing transaction early in 2003) to purchase, renovate and equip the Tabor Avenue Facility in 2002. In addition, subsequent to December 31, 2002, Smithfield has agreed to allow the Company to use up to $0.8 million of the credit line to perform additional renovations to, and to purchase additional equipment for, the Tabor Avenue Facility. As a result of the guarantee and the renovation commitment, the remaining availability under the credit line has been reduced to $10.9 million; however, of this available amount, the Company may only borrow the amount of eligible inventory and eligible accounts receivable.

         The Company's capital needs have increased over time due to continuing losses, increasing sales (necessitating increasing amounts of working capital), and the capital requirements associated with the acquisition, renovation, and equipping of the Tabor Avenue Facility. Management expects that losses will continue, on a reduced scale, into 2003 and that sales could increase substantially in such year as well. The confluence of these two trends will exacerbate the Company's liquidity difficulty. To remedy this problem, the Company will require additional capital or will need to seek the indulgence of its vendors. There is no assurance that such additional capital can be obtained, or the terms on which it might be made available.

         The Company generally tries to maintain an inventory of meat supplies equal to between 60% and 75% of estimated weekly sales volume; however, at December 31, 2002, inventory exceeded this range which had a correspondingly negative effect on the Company's liquidity. Purchases are made using the trade credit programs of suppliers, which allow the Company to purchase meat supplies with payment due within seven days. Inventory is purchased generally on a daily basis and in advance (i.e., in anticipation) of customer orders. When customer orders do not correspond with the Company's purchases, the Company sells the unordered meat through its employee retail outlet, offers it for sale at a discounted price to customers, or in some cases, freezes the unordered meat for later use. Misjudging customer orders can have a negative effect on liquidity because of the short payment terms required by suppliers. Misjudging customer orders can also result in write-offs of unsaleable frozen inventory from time to time. In 2002, the Company wrote off $0.4 million of frozen inventory.

         The Company's liquidity difficulty is made worse by the requirement that it pay for meat supplies sooner than it is able to get paid by its customers, and because, in the case of the Company's largest customer, its meat supplier is also the paying agent for the customer. The paying agent deducts current meat purchases from amounts owed to the Company by the customer before remitting payment to the Company. Moreover, the Company owed suppliers which are affiliates of Smithfield approximately $2.6 million and $0.2 million at December 31, 2002 and March 15, 2003, respectively. The Company is required to pay these affiliates within terms to continue the benefit of a covenant waiver received from Smithfield on January 15, 2003. See, Item 1, "Business - Smithfield Transactions."

         At December 31, 2002, the Company had $0.2 million of cash (and cash equivalents). The Company's current ratio at December 31, 2002 was 0.89. Although the Company obtained approximately $5.0 million of cash in early 2003 from the sale of Common Stock, continuing losses and payments to vendors consumed substantially all of this amount as of late March, 2003. Consequently, to continue funding day-to-day operations, the Company will need to raise funds from a potential equity offering, but there is no assurance that funds can be obtained on such a basis.

         On December 31, 2002 the Company entered into an operating lease program with Commerce pursuant to which the Company leased $11.9 million of equipment; the leasing program enabled the Company to retire $9.8 million of the Smithfield debt in January, 2003.

The Company is obligated to pay Commerce approximately $1.8 million per year as the rental for the equipment. By contrast, the estimated interest savings on the repaid Smithfield debt is approximately $500,000.

         The amount outstanding on the Smithfield line of credit was as follows on the dates indicated (amounts in thousands):

               Description           December 31, 2002        December 31, 2001
               -----------           -----------------        -----------------

        Principal Advances                 $20,814                  $ 2,500

        Accrued Interest                         0                       58
                                    ---------------------  ---------------------

        Total                              $20,814                  $ 2,558
                                           =======                  =======


         Smithfield originally agreed to allow the Company to use up to $18.3 million of the $30 million credit line (see note 6 to financial statements) to allow the Company to purchase, renovate and equip the Tabor Avenue Facility. The Tabor Avenue Facility project is currently running approximately $2.0 million over budget. To cover this overrun, the Company requested and was granted incremental funding approval of $0.8 million from Smithfield and has made formal requests to Smithfield for additional funding approvals. For any amounts not approved by Smithfield the Company will have to use internally generated funds, or secure additional financing (although the Company's ability to do so is limited by the Credit Agreement).

         The Company's line of credit with Smithfield (other than the portions used for approved Capital Expenditures or to support the Smithfield guaranty of the Commerce leases) is based primarily on eligible inventories and eligible accounts receivable. At December 31, 2002 the Company had borrowed $4.1 million against eligible accounts receivable and eligible inventory and, as a result of an ambiguity in the definition of eligible inventory, may have been overextended by as much as $0.3 million. As a result of additional draws on the line subsequent to December 31, 2002, the Company has no further availability on the Smithfield line currently and, except as provided in the next sentences, must support its liquidity needs through equity sales, other borrowings (although these are limited by the terms of the Credit Agreement), or internally generated cash flow. The Company's borrowing base for working capital will fluctuate with the level of eligible inventory and eligible accounts receivable. Accordingly, if these amounts increase the Company will be entitled to borrow additional sums under the Smithfield line of credit (up to the maximum amount of such line). Conversely, if eligible inventories and eligible accounts receivable were to decline, the Company would be required to pay down the balance of the line of credit by the amounts of such decline.

         The Company's working capital decreased by $5.9 million, from $3.8 million at December 31, 2001 to $(2.1) million at December 31, 2002. This decrease resulted principally from the net loss in the year ended December 31, 2002 but also partially from the purchase of property and equipment; however, the decrease was offset in part by $2.0 million of cash raised from the Company's sale of Common Stock in November 2002. If the Company's losses continue, and the Company does not succeed in raising additional equity (as discussed previously), the Company will shortly deplete its remaining cash resources. Moreover, the

Smithfield Credit Agreement requires that the Company maintain positive shareholders' equity (computed in accordance with generally accepted accounting principles). Although the Company's shareholders' equity was not positive at various times in 2002, Smithfield has waived compliance with this covenant until June 30, 2003 provided that the Company remains current on all of its trade payables due to Smithfield affiliates. If the Company fails to maintain positive shareholders' equity after such date, or fails to comply with the proviso of the covenant waiver before such date, or otherwise defaults under the Credit Agreement, Smithfield could declare the outstanding loan to be due and to terminate its commitment to lend additional amounts. Any such event would have a material, adverse effect on the Company. Moreover, a Smithfield Credit Agreement default would, in turn, cause a cross default under the Company's $11.9 million operating leases with Commerce.

         The Company's shareholders' equity at December 31, 2002 was ($1.9 million). The Company's shareholders' equity, on a pro forma basis as if the 2003 sale of Common Stock had been completed at December 31, 2002, was $3.1 million. The Company estimates its losses in the first quarter of 2003 will be between $1.8 million and $2.1 million, and management believes losses will continue into the second quarter as well. If cumulative losses in the first six months of 2003 exceed $3.1 million, the Company will violate the shareholders' equity requirement of the Smithfield Credit Agreement at June 30, 2003 (when the current waiver expires) unless it succeeds in raising additional capital.

         For a discussion of other key provisions of the Smithfield Credit Agreement which could result in a Company default, see, Item 1, "Business - Smithfield Transactions."

         Accounts Payable, operating increased from $2.1 million at December 31, 2001 to $5.5 million at December 31, 2002 as a result of the Company's increase in sales but also as a result of the Company's increasing the amount of time taken to pay some outstanding invoices. The Company estimates that as a result of this increase in time of payment, approximately 33% of accounts payable at December 31, 2002 were within suppliers' terms.

         For a discussion of the potential financial effect on the Company's liquidity of an adverse ruling in litigation to which the Company is a party, see, Item 3, "Legal Proceedings."

         The Company has applied for up to $2.75 million of below-market rate loans through the Philadelphia Industrial Development Corporation (PIDC) and related entities with respect to the plant. The Company has agreed to pay down borrowings on the Smithfield line of credit by all amounts received as a result this application, and Smithfield has agreed to subordinate its mortgage and security interests to the liens of the lender(s) making any such loans to the Company. The Company is proceeding on a course with PIDC to bring the loan program to fruition.



Item 7.  Financial Statements.

         The Company's financial statements are included in this Annual Report on Form 10-KSB beginning at page F-1.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         Not Applicable.
                                                               PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

         Incorporated by reference to the Company's definitive proxy statement for the shareholder meeting to be held on June 19, 2003 which will be filed with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year ended December 31, 2002.

Item 10. Executive Compensation.

         Incorporated by reference to the Company's definitive proxy statement for the shareholder meeting to be held on June 19, 2003 which will be filed with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year ended December 31, 2002.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         Incorporated by reference to the Company's definitive proxy statement for the shareholder meeting to be held on June 19, 2003 which will be filed with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year ended December 31, 2002.

Item 12. Certain Relationships and Related Transactions.

         Incorporated by reference to the Company's definitive proxy statement for the shareholder meeting to be held on June 19, 2003 which will be filed with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year ended December 31, 2002.

Item 13. Exhibits List and Reports on Form 8-K.

        3(ii)   Amended and Restated By-laws*

        10.1 Employment Agreement by and between Pinnacle Foods, Inc. and Michael D. Queen dated March 1, 2001*

        10.2 Termination Agreement by and between Pinnacle Foods, Inc. and Samuel Lundy dated June 9, 2000*

        10.3 Agreement by and between Pinnacle Foods, Inc. and United Food & Commercial Workers Union Local 56, AFL-CIO dated October 1, 1999 (as amended February 1, 2001)*

        10.4 Agreement by and between Pinnacle Foods, Inc. and Robert V. Matthews dated November 22, 2000*

        10.5 Loan Agreement by and between Pinnacle Foods, Inc. and Robert V. Matthews dated June 29, 2000*

        10.6 Amended and Restated Lease Agreement between Pinnacle Foods, Inc. and Theodore C. Asousa and Theodore Asousa, Jr., T/A Asousa Partnership dated April 1, 2000 with respect to Pottstown Facility*

        10.7 Lease Agreement by and between Pinnacle Foods, Inc. and S. Lundy & Sons, Inc. dated August 1, 1999 with respect to Philadelphia Facility*

        10.8 Stock Purchase Agreement by and between Pinnacle Foods, Inc. and Smithfield Foods, Inc. dated May 31, 2001*

        10.9 Warrant Certificate of Pinnacle Foods, Inc. issued to Smithfield Foods, Inc. dated June 27, 2001*

        10.10 The Standstill Agreement by and between Pinnacle Foods, Inc., Smithfield Foods, Inc., Ellis M. Shore and Michael D. Queen dated June 27, 2001*

        10.11 Registration Rights Agreement between Pinnacle Foods, Inc. and Smithfield Foods, Inc. dated June 27, 2001*

        10.12 Credit Agreement between Pinnacle Foods, Inc. and Smithfield Foods, Inc. dated June 27, 2001*

        10.13   Indemnification Agreement between Pinnacle Foods, Inc. and Ellis
                M. Shore dated June 27, 2001*

        10.14 Consulting Agreement between Pinnacle Foods, Inc. and Ellis M. Shore dated March 1, 2001*

        10.15 Employment Agreement between Pinnacle Foods, Inc. and Dennis Bland dated June 28, 2001**

        10.16 Agreement of Sale by and between Pinnacle Foods, Inc. and PIDC Financing Corporation dated January 28, 2002***

        10.17 First Amendment to Credit Agreement between Pennexx Foods, Inc. and Smithfield Foods, Inc. dated March 28, 2002***

        10.18 Modification Agreement between Pennexx Foods, Inc., Smithfield Foods, Inc., Michael D. Queen and Ellis M. Shore dated August 31, 2002****

        10.19 Contribution Agreement between Smithfield Foods, Inc., Ellis M. Shore, Michael D. Queen and Pennexx Foods, Inc. dated December 27, 2002****

        10.20 Second Amendment to Credit Agreement between Pennexx Foods, Inc. and Smithfield Foods, Inc. dated December 30, 2002****

        10.21 Letter Agreement between Pennexx Foods, Inc. and Smithfield Foods, Inc. dated December 30, 2002****

        10.22 Master Lease Agreement between Commerce Commercial Leasing, LLC and Pennexx Foods, Inc. dated December 31, 2002****

        99.1    Certification of Chief Executive Officer Pursuant to 18. U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002****

        99.2    Certification of Chief Financial Officer Pursuant to 18. U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002****

        * Incorporated by reference to Amendment No. 1 to the Registration Statement on Form 10-SB (filed with the Commission July 9,
                2001).

        ** Incorporated by reference to Amendment No. 2 to the Registration Statement on Form 10-SB (filed with the Commission August 31,
                2001).

        *** Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

        ****    Filed herewith

         No Current Reports on Form 8-K were filed during the fourth calendar quarter of 2002.

Item 14. Controls and Procedures

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

                               PENNEXX FOODS, INC.
 -------------------------------------------------------------------------------
                                  (Registrant)

   By:                         /s/ Michael D. Queen
              ------------------------------------------------------------------
                           Michael D. Queen, President

   Date:                         April 1, 2003
              ------------------------------------------------------------------

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Name                          Position                         Signature                    Date
            ----                          --------                         ---------                    ----
Michael D. Queen              President, Director, and           /s/ Michael D. Queen           March 31, 2003
                                                                 ------------------------
                              Principal Executive Officer
Thomas K. McGreal             Secretary and Director             /s/ Thomas K. McGreal          March 31, 2003
                                                                 ---------------------
Joseph Beltrami               Principal Financial Officer and    /s/ Joseph Beltrami            March 31, 2003
                                                                 --------------------------
                              Principal Accounting Officer
C. Brent Moran                Director                           /s/ C. Brent Moran             March 28, 2003
                                                                 --------------------------
John Kelley                   Director                           ___________________            March __, 2003


                                 CERTIFICATIONS

Certification of Principal Executive Officer

I, Michael D. Queen, Chief Executive Officer of Pennexx Foods, Inc., certify that:

         1. I have reviewed this annual report on Form 10-KSB of Pennexx Foods, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 31, 2003                                 /s/ Michael D. Queen
                                                     ------------------------
                                                     Michael D. Queen
                                                     Chief Executive Officer



Certification of Principal Financial Officer

I, Joseph Beltrami, Chief Financial Officer of Pennexx Foods, Inc., certify that:

         1. I have reviewed this annual report on Form 10-KSB of Pennexx Foods, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 31, 2003                                     /s/ Joseph Beltrami
                                                         -----------------------
                                                         Joseph Beltrami
                                                         Chief Financial Officer

                          Independent Auditors' Report




Board of Directors
Pennexx Foods, Inc.
Philadelphia, Pennsylvania

We have audited the accompanying balance sheets of Pennexx Foods, Inc. as of December 31, 2002 and December 31, 2001, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pennexx Foods, Inc. as of December 31, 2002 and December 31, 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ KRONICK KALADA BERDY & CO., P.C.

Kingston, Pennsylvania
March 7, 2003



                                                          PENNEXX FOODS, INC.
                                                            Balance SheetS
                                                      DECEMBER 31, 2002 AND 2001

                                                                ASSETS

                                                                                2002                 2001
                                                                         -------------------    ----------------
Current Assets:
         Cash                                                              $    187,540          $ 2,415,785
         Receivables:
              Trade, net of allowance for doubtful accounts
               (2002, $264,000; 2001, $26,000)                                2,563,115            2,595,495
              Other                                                          11,899,178
         Inventory                                                            2,086,023            1,142,223
         Prepaid expenses                                                       751,065              201,843
                                                                           -----------------    ----------------
              Total current assets                                           17,486,921            6,355,346
                                                                           -----------------    ----------------

Property and equipment                                                       12,780,503            4,186,944
Less accumulated depreciation                                                 1,434,175              947,232
                                                                           -----------------    ----------------
              Net property and equipment                                     11,346,328            3,239,712
                                                                           -----------------    ----------------

Other assets                                                                    145,293               61,772
                                                                           -----------------    ----------------

                                                                            $28,978,542          $ 9,656,830
                                                                           =================    ================

                                            LIABILITIES AND STOCKHOLDERS' EQUITY [DEFICIT]

Current Liabilities:
        Notes payable                                                       $ 10,115,421               -
        Current installments of capital lease obligations                        262,431             $233,000
        Accounts payable                                                       5,490,195            2,100,254
        Accounts payable, construction                                         3,341,408
        Accrued expenses                                                         574,436              266,784
                                                                           ----------------     -----------------
               Total current liabilities                                      19,783,891            2,600,038

Capital lease obligations, less current installments                             420,962              677,790
Note Payable                                                                  10,698,746            2,500,000
                                                                           ----------------     -----------------
                                                                              11,119,708            3,177,790
Stockholders' equity [Deficit]:
        Common stock                                                             288,749              264,249
        Additional paid-in capital                                            14,955,899           12,097,881
        Deficit                                                              (16,960,379)          (8,169,140)
        Deferred compensation                                                   (209,326)            (313,988)
                                                                           ----------------     -----------------
                                                                              (1,925,057)           3,879,002
                                                                           ----------------     -----------------
                                                                            $ 28,978,542          $ 9,656,830
                                                                           ================     =================

                       See notes to financial statements.




                                                          PENNEXX FOODS, INC.
                                                       STATEMENTS OF OPERATIONS
                                            FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                        2002                          2001
                                                                   ----------------             ----------------
Sales, net                                                            $ 48,689,915                   $42,331,808
Cost of sales:
       Meat                                                             34,470,368                    29,205,156
       Labor and Related Expenses                                        6,579,878                     6,448,694
       Supplies                                                          5,137,895                     4,679,435
       Other                                                               850,011                       783,277
                                                                   ---------------               ---------------

Total cost of sales                                                     47,038,152                    41,116,562
                                                                   ---------------               ---------------

Gross profit                                                             1,651,763                     1,215,246
                                                                   ---------------               ---------------

Operating expenses:
     Professional Fees:
            Consulting                                                     941,103                       286,727
            Other                                                          449,164                       280,338
     Salaries, wages and related expenses                                2,486,356                       803,542
     Depreciation and amortization                                         416,917                       145,641
     Cleaning                                                              545,739                       284,070
     Utilities                                                             465,469                       261,408
     Rent                                                                   78,660                       152,407
     Shipping and handling                                               1,569,082                       202,657
     Insurance                                                             740,535                       287,854
     Travel and entertainment                                              165,362                       126,075
     Office                                                                104,309                        54,896
     Commissions                                                           504,682                       257,269
     Repairs and maintenance                                               405,644                       248,351
     Taxes                                                                 129,158                        49,861
     Waste removal                                                          57,451                        44,127
     Telephone                                                              73,449                        67,563
     Advertising and promotion                                             154,921                        14,100
     Provision for doubtful accounts                                       495,014                          -
     Equipment rental                                                      103,946                        66,405
     Miscellaneous                                                         195,314                        86,420
                                                                   ---------------               ---------------

Total operating expenses                                                10,082,275                     3,719,711
                                                                   ---------------               ---------------

Loss from operations                                                    (8,430,512)                   (2,504,465)

Interest expense, net of interest income of $16,000 and $57,000            360,727                       181,659
for 2002 and 2001, respectively
                                                                   ---------------               ---------------

Net loss                                                              $ (8,791,239)                  $(2,686,124)
                                                                   ---------------               ---------------

Loss per share [Basic]                                             $         (0.34)                        (0.14)
                                                                   ===============               ===============

Average shares outstanding                                              25,631,671                    18,823,255
                                                                   ===============               ===============
                                      See notes to financial statements.







                                                          PENNEXX FOODS, INC.
                                                       STATEMENTS OF CASH FLOWS
                                            FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                        2002                           2001
                                                                 -------------------          ------------------------
Cash flows used for operating activities:
         Net loss                                                $    (8,791,239)                 $(2,686,124)
         Adjustments:
           Provision for doubtful accounts                               495,000                         -
           Depreciation                                                  956,296                      595,992
           Amortization                                                   12,868
           Amortization of compensatory options                          104,662                      104,662
           Gain on sale of equipment                                     (72,500)
           Common stock issued for:
              Interest                                                                                 31,318
              Consulting services                                        897,500                      128,000
           Changes in assets and liabilities:
              Trade Receivables                                         (462,620)                  (1,209,891)
              Inventory                                                 (943,800)                    (664,458)
              Prepaid expenses                                          (571,019)                    (152,009)
              Accounts payable                                         3,389,941                     (787,621)
              Accrued expenses                                           307,652                       (9,521)
                                                                 -------------------          ------------------------
Net cash used for operating activities                                (4,677,259)                  (4,649,652)
                                                                 -------------------          ------------------------

Net cash used for investing activities
     Purchase of property and equipment                              (17,518,595)                  (1,011,378)
     Other assets                                                        (96,389)                     (23,074)
                                                                 -------------------          ------------------------
Net cash used for investing activities:                              (17,614,984)                  (1,034,452)
                                                                 -------------------          ------------------------

Cash flows from financing activities:
     Proceeds from issuance of common stock, net                       1,985,018                    5,900,767
     Proceeds from issuance of note payable, net                      18,314,167                    2,500,000
     Repayments on capital lease obligations                            (235,187)                    (300,878)
                                                                 -------------------          ------------------------
Net cash provided by financing activities                             20,063,998                    8,099,889
                                                                 -------------------          ------------------------

Net increase (decrease) in cash                                       (2,228,245)                   2,415,785

Cash, beginning                                                        2,415,785                         -
                                                                 -------------------          ------------------------

Cash, ending                                                     $       187,540                   $2,415,785
                                                                 ===================          ========================

Supplemental disclosures of cash flow information:
     Interest paid during the year, net of amounts capitalized   $       434,750                     $209,274

     Non-cash items:
         Purchase of equipment under capital lease agreements              7,790                      163,598
         Debt converted into common stock                                                             400,000
         Accounts payable, construction and property and
         equipment                                                     3,314,408
         Other receivables from sale of property and equipment
                                                                      11,889,178

                                        See notes to financial statements.







                                                                             PENNEXX FOODS, INC.
                                                                 STATEMENT OF STOCKHOLDERS' EQUITY [DEFICIT]
                                                               FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                           Common stock
                                           -------------------------------------
                                           $.01 par value
                                           -------------------------------------
                                           50,000,000 shares authorized
                                           -------------------------------------

                                             Shares                     Additional
                                             issued or                   paid-in                           Deferred
                                             issuable      Amount        capital          Deficit        compensation       Total
                                           -----------------------------------------------------------------------------------------

Balance, December 31, 2000                13,367,298        $133,673         $5,768,372   $(5,483,016) $    (418,650)           $379

Net loss                                                                                   (2,686,124)                   (2,686,124)
Amortization of compensatory options   $                                                                    $ 104,662        104,662
Common stock issued for:
Cash, net                                 12,510,161         125,102          5,775,665                                    5,900,767
Consulting                                   160,000           1,600            126,400                                      128,000
Interest                                      20,696             207             31,111                                       31,318
Convertible debt                             366,667           3,667            396,333                                      400,000

                                  ------------------------------------ -------------------------------------------------------------
Net loss                                  26,424,822         264,249         12,097,881    (8,169,140)      (313,988)      3,879,002
Amortization of compensatory options
Common stock issued or issuable for:                                                       (8,791,239)                   (8,791,239)
Cash, net                                                                                                    104,662         104,662
Consulting
                                           2,000,000          20,000          1,965,018                                    1,985,018
Balance, December 31, 2002                   450,000           4,500            893,000                                      897,500
                                  ------------------------------------ -------------------------------------------------------------
                                          28,874,822       $ 288,749        $14,955,899  $(16,960,379)    $ (209,326)   $(1,925,057)

                               PENNEXX FOODS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


        1. Business description and summary of significant accounting policies:

         Pennexx Foods, Inc. (the Company), incorporated on July 20, 1999 in the Commonwealth of Pennsylvania under the name Pinnacle Foods, Inc., prepares case-ready meat for distribution to food retailers in the Central and Northeastern United States.

         Inventory:

         The Company's inventories are valued at the lower of cost or market. The first-in, first-out method is used for materials and standard cost is used for labor and overhead. Inventories consist of the following:

                                                2002                2001
                                           ---------------     ---------------
Beef, pork, veal, lamb                        $873,000               $682,000
Packaging supplies                             759,000                344,000
Finished goods                                 454,000                116,000
                                           ---------------     ---------------
                                           $2,086,000              $1,142,000
                                           ===============     ===============

         Receivables:

         Receivables are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to receivables. Changes in the valuation allowance have not been material to the financial statements. The Company does not require collateral for its credit sales.

         Property and equipment:

         Items capitalized as property and equipment are recorded at cost and depreciated over the estimated useful lives of the assets by the straight line method. Maintenance and repair cost are expensed as incurred. Improvements that materially extend the life of an asset are capitalized. Interest capitalized in 2002 totaled $277,000.

         Revenue recognition:

         Revenues from sales are recorded upon delivery of the product to customers.

         Stock-based employee compensation:

                               PENNEXX FOODS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001

         In accordance with APB Opinion 25, the Company uses the intrinsic value method to account for stock-based employee compensation.


         Start-up costs:

         In accordance with Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities," costs of start-up activities, including organization costs, are expensed as incurred.

         Fair value:

         The fair values of cash, receivables, accounts payable and other short-term financial liabilities approximate their carrying values due to the short-term nature of these instruments. Due to the holder of the note payable being a shareholder, it is not practicable to estimate the fair value of note payable.

         Use of estimates:

         Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported revenues and expenses. Actual results could differ from these estimates.

2.       Loss per share:

         Basic loss per share is computed by dividing the loss applicable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is computed by dividing the loss applicable to common shareholders by the weighted average of common shares outstanding plus the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. There were no dilutive potential common shares in 2002 or 2001 because the assumed exercise of the options or convertible debt would be anti-dilutive.

3.       Cash concentrations:

         The Company maintains its principal cash accounts in a commercial bank located in Pennsylvania. Accounts at the bank are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At December 31, 2002, cash balances in the bank exceeded the FDIC insurance coverage by $963,000.

                               PENNEXX FOODS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001

4.       Significant customers:

         For the year ended December 31, 2002, the Company had two customers that accounted for approximately 68% and 15% of the Company's sales and 62% and 11% of Company's trade receivables at December 31, 2002.

         For the year ended December 31, 2001, these two customers accounted for approximately 58% and 28% of the Company's sales and 57% and 27% of Company's trade receivables at December 31, 2001.

5.       Property and equipment:

         Property and equipment at December 31 is comprised of the following:

                                               2002                 2001              Depreciable Lives
                                         -----------------    -----------------      -----------------
Building and improvements                      $5,642,000                                 39 Years
Equipment                                       6,691,000           $3,605,000             5 Years
Leasehold improvements                                                 396,000             3 Years
Vehicles                                           59,000               59,000             5 Years
Furniture and fixtures                            110,000               47,000            3-7 Years
Computer                                          278,000               80,000             5 Years
                                         -----------------    -----------------
                                               12,780,000            4,187,000
Accumulated depreciation                      (1,434,000)          (  947,000)
                                              -----------          -----------

                                              $11,346,000           $3,240,000
                                              ===========           ==========

         Included in equipment and accumulated depreciation are $1,561,000 and $605,000 for assets that were purchased via capital leases at December 31, 2002 and $1,553,000 and $382,000 for assets that were purchased via capital leases at December 31, 2001.

6.       Note payable:

         The note payable balance of $20,814,000 represents advances against a $30,000,000 revolving loan. This revolving loan is provided by Smithfield Foods, Inc. (Smithfield), a shareholder, and bears interest at 1% above prime, is secured by all of the Company's assets, and matures in 2006. The availability of this loan is reduced by the amount of Smithfield's guarantee of the leasing program (see note 10) and funds advanced for qualified purchases and renovations of the Tabor Avenue Facility. In addition, loan availability is limited to the level of eligible accounts receivable and eligible inventory. Based on these loan availability formulas, at

                               PENNEXX FOODS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001

December 31, 2002, the Company's loan availability against this revolving loan is substantially limited. For the years ended December 31, 2002 and 2001, the Company incurred interest cost of approximately $573,000 and $58,000, respectively, for this loan. The loan contains a net worth requirement and capital expenditure limitations. At December 31, 2002, the Company was in violation of the net worth requirement and capital expenditure limitation. Smithfield waived the net worth requirement covenant violation until June 2003 and it has waived the 2002 capital expenditure limitation violation. The current portion of the note payable represents the subsequent payment of $9,878,000 from the leasing program.

7.       Capital lease obligations:

         The Company is a lessee under capital leases for various equipment. Maturities under capital leases for the years subsequent to December 31, 2002 are as follows:


                    2003                                          $326,000
                    2004                                           323,000
                    2005                                           133,000
                                                             --------------

           Total capital leases payable                            782,000
           Less amounts representing interest                       99,000
                                                             --------------

           Present value of net minimum lease payments            $683,000
                                                             ==============

8.       Shareholders' equity:

         Common stock:

         There are 50,000,000 shares of common stock, $.01 par value, authorized; 28,874,822 shares issued or issuable and outstanding at December 31, 2002. For the fiscal year ended December 31, 2002, the Company authorized the issuance of 450,000 shares of common stock for two consultants that were engaged by the Company. For fiscal year 2002, the amount charged to operations in connection with these share issuances was $686,000. One of the consultant's agreements expires in 2003; therefore, in fiscal year 2003 an additional $212,000 will be charged for consulting. During 2001, the Company issued 160,000, 20,696 and 366,667 shares of common stock for consulting, interest and loan conversions, respectively. The amounts charged to operations were $128,000 for consulting and $31,000 for interest. In accordance with Financial Accounting Standards Board Statement No. 123 "Accounting for Stock-Based Compensation," the valuation of the stock issuances was determined by the fair value of the services rendered or the liability foregone or the market value of the stock at the time of

                               PENNEXX FOODS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001

issuance, whichever was more reliably measurable. The stock issued for the loan conversions was determined by the conversion rights included in the debt agreements.

         In June 2001, the Company entered into an agreement with Smithfield in which Smithfield purchased shares of the Company which resulted in Smithfield's then owning 50% of the outstanding shares for $6,000,000.

         In addition, the Company issued Smithfield a stock warrant. The warrant gives Smithfield the right to purchase, from time to time, the number of shares of common stock issued to any holder of a stock option on June 21, 2001 upon exercise of such option. The exercise price under the warrant is equal to the option price for the option whose exercise gives rise to the Smithfield right to purchase.

         Stock options:

         In 1999 and 2001, the Board of Directors and shareholders approved stock option plans in which incentive stock options and non-qualified stock options may be granted. The plans provide for the grant of options to purchase up to 1,500,000 and 1,000,000 shares of Company common stock, respectively. Upon the termination or expiration of any stock options granted, the shares covered by such terminated or expired stock options will be available for further grant; 930,000 options were available for grant at December 31, 2002. The Board of Directors, at the date of grant of an option, determines the number of shares subject to the grant and the terms of such option. In addition, the Board of Directors has granted 200,000 options outside of the 1999 and 2001 stock option plans. All outstanding options vest over four years and terminate between five and ten years, after grant.

         Changes in outstanding common stock options granted are summarized below:

                                                                 2002                               2001
                                                     ------------------------------    --------------------------------
                                                                       Weighted                             Weighted
                                                                        average                             average
                                                        Number         exercise           Number          exercise
                                                       of shares         price           of shares          price
                                                       ---------      ----------         ---------        -------
         Balance at beginning of year                   1,830,000           $  .50        1,565,000             $  .36
         Options granted                                  100,000             1.70          375,000               1.07
         Options forfeited                              ( 160,000)            1.08        ( 110,000)               .51
                                                        ----------     -----------        ----------     -------------
         Balance at end of year                         1,770,000          $   .51        1,830,000            $   .50
                                                        =========      ===========        =========       ============
         Options exercisable at year-end                  766,000          $   .37          376,000            $   .34
                                                       ==========      ===========       ==========       ============

                               PENNEXX FOODS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


         Exercise prices and weighted average remaining contractual lives (in years measured from December 31, 2002) are summarized below:

                 Number of options              Option price            Remaining life              Exercisable
                 -----------------              ------------            --------------           --------------
                      320,000                       $ .16                    7.56                     172,000
                      450,000                       $ .30                    7.68                     225,000
                      550,000                       $ .33                    7.66                     275,000
                      275,000                       $1.00                    7.26                     75,000
                        75,000                      $1.25                    8.83                     19,000
                      100,000                       $1.70                    9.75

         The Company accounts for its stock-based compensation plans under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees and related interpretations. For those options, whose exercise prices were less than the fair market value on the measurement date, the excess is recorded as deferred compensation and is being charged to operations over the vesting period of four years. The following table illustrates the effect on net loss and loss per share if the Company had applied fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to the other stock-based employee compensation whose exercise prices were equal to or greater than fair value at the measurement date.

                                                                          2002                 2001
                                                                          -----                ----
                    Net loss, as reported                                 $(8,791,000)        $(2,686,000)
                    Add total stock-based employee compensation
                    expense as determined under fair value based
                    method for all awards, net of related tax
                    effects.
                                                                              (95,000)           (117,000)
                                                                          ------------        ------------
                    Pro forma net loss                                    $(8,886,000)        $(2,803,000)
                                                                          ============        ============
                    Loss per share:
                      Basic - as reported                             $         (0.34)    $         (0.14)
                                                                      ================    ================
                      Basic -  pro forma                            $           (0.35)    $         (0.15)
                                                                      ================    ================

         The fair values were determined using the Black-Scholes option-pricing model with the following weighted average assumptions:

        Dividend yield                              0.0%              0.0%
        Risk free interest rate                    3.37%             3.41%
        Expected life                           10 years          10 years
        Volatility                                   62%               66%

                               PENNEXX FOODS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001

        9. Income taxes:

         The Company has $18,183,000 in Federal and $14,808,000 in state net operating loss carryovers, which can be used to offset future taxable income. The Federal and state net operating loss carryforwards begin to expire in the year 2019.

         In 2002 and 2001, the tax benefit of the current years' net operating loss carryforwards of $11,695,000 and $2,758,000, respectively, were offset by valuation provisions.

         The reconciliation between income tax benefit at the Federal statutory rate of 34% and tax on the Statements of Operations is as follows:

                                                                           2002                 2001
                                                                    -----------------     -----------------
        Federal income tax benefit at the statutory rate               $   2,989,000           $   913,000
        State income tax benefit                                             747,000               245,000
        Other                                                                 (5,000)               (3,000)
                                                                    -----------------     -----------------
                                                                           3,731,000             1,155,000
        Valuation allowance                                                3,731,000             1,155,000
                                                                    -----------------     -----------------
        Tax benefit for the statements of operations                 $             0       $             0
                                                                    ================       ===============


         The tax effects of deductible and taxable temporary differences and carryforwards that give rise to deferred tax assets and liabilities at December
31 are as follows:

                                                                            2002              2001
                                                                         ---------         -------

        Deferred tax assets:
             Allowance for doubtful accounts                           $     114,000         $    11,000
             Compensation                                                  1,139,000             801,000
             Inventory                                                        22,000               8,000
             Net operating loss carryforwards                              7,819,000           2,790,000
                                                                        ------------        ------------

                 Total gross deferred tax assets                           9,094,000           3,610,000

        Deferred tax liabilities:
             Premises and Equipment                                     ( 1,902,000)        (   149,000)
        Valuation allowance                                             ( 7,192,000)         (3,461,000)
                                                                        ------------         -----------

                 Net deferred tax assets                               $          0         $         0
                                                                       =============        =============

                               PENNEXX FOODS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001

        10. Lease commitments:

         On December 31, 2002 the Company entered into an operating lease program with Commerce Commercial Leasing, LLC, (Commerce) wherein Commerce purchased, from the Company, up to $12,097,000 of equipment and leased it back to the Company for a term of 90 months with an early termination option to terminate the lease after the 78th payment. At the end of the lease, the Company has the option of purchasing the equipment at fair market value, returning the equipment to Commerce or renewing the lease on a month-to-month basis. This program is guaranteed by Smithfield, for which, the Company is required to pay Smithfield 2% of the amount to be guaranteed. The lease program defines several events of default that if the Company is deemed to be in default, Commerce has several remedies including, but not limited to, canceling or terminating the lease program.

         $11,899,000 of equipment has been sold to Commerce and is included in the lease program and other receivables. The funding of the other receivables will be used to make payment on the note payable ($9,878,000) and accounts payable, construction ($2,021,000). There was no significant gain that resulted from this transaction.

         Future minimum lease payments under this lease program, assuming the early termination option is not exercised, are as follows:

                       2003                                   $ 1,809,000
                       2004                                     1,809,000
                       2005                                     1,809,000
                       2006                                     1,809,000
                       2007                                     1,809,000
                       Thereafter                               4,525,000
                                                                ---------
                       Total                                 $ 13,570,000
                                                             ============

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

                               PENNEXX FOODS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001

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

         The shareholder has brought suit against the Company. In the complaint, the shareholder has demanded that the Company issue and deliver to him (a) 2.2 million shares of Pennexx Common Stock, (b) an option to acquire for no additional consideration 2.0 million shares of Pennexx Common Stock, and (c) shares of Pennexx Common Stock in payment of his $0.3 million loan. In addition, the shareholder accused the Company of unfair and deceptive business practices but the Court dismissed this allegation.

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

         The Company denies the allegations in the complaint and is contesting them vigorously. The Company has numerous defenses to the complaint including that the agreement is void and unenforceable. Under the agreement, the Company's $0.3 million debt to the shareholder stopped accruing interest and was required to be converted to shares of Company Common Stock at a conversion price of $1 per share. In 2001 a certificate was issued for shares on account of this debt and accrued interest, but the share certificate has not been delivered because of uncertainties regarding the extent of the Company's obligations, which will ultimately be resolved in the pending litigation.

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

                               PENNEXX FOODS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001

pursuant to the agreement. Despite this presentation, the Company disputes its obligation to deliver any such shares, and when the matter is ultimately resolved, an appropriate accounting entry will be made to reflect the difference between the shares actually issued as a result of such resolution, if any, and the number of shares recorded on the foregoing financial statements.

         The case is currently in the final stages of discovery. If the case is not resolved by settlement, a trial in late 2003 is expected.

         For the years ended December 31, 2002 and 2001, the Company purchased $24,470,000 and $5,902,000, respectively, of meat from Smithfield or its affiliates. As of December 31, 2002 and 2001, $2,628,000 and $273,000,
respectively, is included in accounts payable for these purchases. Note 6 discloses a financing arrangement between the Company and Smithfield.

12.      Subsequent event:

         Subsequent to December 31, 2002, the Company issued 2,850,000 shares of common stock for $1.75 a share.

13.      Litigation:

         In the normal course of business, there are various outstanding legal proceedings in addition to the matter disclosed in Note 11. In the opinion of management, after consultation with legal counsel, the financial statements of the Company will not be materially affected by the outcome of such legal proceedings.