Form 10-Q
period 2003-03-31
PENNEXX FOODS INC
filed 2003-05-20
CIK 1127395

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                          ____________________________

                                    FORM 10-Q

 (Mark One)



[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


 For the quarterly period ended March 31, 2003
                                --------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


 For the transition period from ___________ to _________

         Commission file number                    000-31148
                                -----------------------------------------------



                               PENNEXX FOODS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Pennsylvania                                   23-3008972
-----------------------------------------       --------------------------------
   (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                     Identification No.)


                    5501 Tabor Avenue, Philadelphia, PA 19120
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                  215-743-4331
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       X     No
          -----       ------

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes             No      X
          -----       ------

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

         Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes             No
          -----       ------


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's
classes of common stock, as of the latest practicable date:    31,724,822
                                                          ----------------------

                                      INDEX

                                                                         Page




PART I --  FINANCIAL INFORMATION...........................................4

         Item 1. Financial Statements......................................4

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations......................10

         Item 3. Quantitative and Qualitative Disclosures
                 About Market Risk .......................................19

         Item 4. Controls and Procedures..................................19




PART II -  OTHER INFORMATION..............................................19

         Item 1.  Legal Proceedings.......................................19

         Item 3.  Defaults Upon Senior Securities.........................20

         Item 6.  Exhibits and Reports on Form 8-K........................21

                        PART I -- FINANCIAL INFORMATION

Item 1.    Financial Statements

                               PENNEXX FOODS, INC.
                                 Balance Sheets

                                     ASSETS

                                                        March 31, 2003        December 31, 2002
                                                         (Unaudited)
                                                   -------------------------  -------------------
Current Assets:
   Cash                                                    $   327,756          $   187,540
   Receivables:
     Trade net of allowance for doubtful accounts            2,360,748            2,563,115
     (2003, $298,000; 2002, $ 264,000)
     Other                                                     158,373           11,899,178
   Inventory                                                 2,121,631            2,086,023
   Prepaid expenses                                            645,768              751,065
                                                            -----------          -----------
         Total current assets                                5,614,276           17,486,921

Fixed Assets:
   Property and equipment                                   13,036,008           12,780,503
   Less accumulated depreciation                             1,708,584            1,434,175
                                                            -----------          -----------
         Net property and equipment                         11,327,424           11,346,328

Other Assets                                                    67,394              145,293
                                                            -----------          -----------

Total Assets                                               $17,009,094          $28,978,542
                                                            ===========          ===========

                                   LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
   Note payable                                           $ 11,280,182         $ 10,115,421
   Current installments on capital lease obligations           269,610              262,431
   Accounts payable                                          3,894,525            5,490,195
   Accounts payable, construction                              552,480            3,341,408
   Accrued expenses                                            836,248              684,436
                                                          ------------         ------------
         Total Current Liabilities                          16,833,045           19,893,891

Long Term Liabilities:
   Capital lease obligations less current installments         349,270              420,962
   Note Payable                                                      0           10,698,746
                                                          ------------         ------------
         Total Long Term Liabilities                           349,270           11,119,708
                                                          ------------         ------------

Shareholders' Deficit:
   Common Stock                                                317,249              288,749
   Additional Paid-in Capital                               19,790,557           14,845,899
   Deficit                                                 (20,097,867)         (16,960,379)
   Deferred Compensation                                      (183,160)            (209,326)
                                                          ------------         ------------
         Total Shareholders' Deficit                          (173,221)          (2,035,057)
                                                          ------------         ------------

Total Liabilities and Shareholders' Deficit               $ 17,009,094         $ 28,978,542
                                                          ============         ============

See notes to condensed financial statements.


                                            PENNEXX FOODS, INC.
                                          Statements of Operations
                                                (Unaudited)


                                                       For the Three Month Period Ended
                                                                     March 31
                                                      ----------------------------------
                                                           2003                  2002
                                                      ------------           ------------

Sales                                                 $ 12,780,132           $ 10,924,971
                                                      ------------           ------------
Cost of Goods Sold

         Meat                                            9,667,453              7,031,091
         Labor                                           1,374,875              1,258,048
         Supplies                                        1,029,763                874,415
         Other                                             688,872                187,482


                                                      ------------           ------------

Total Cost of Goods Sold                                12,760,963              9,351,036
                                                      ------------           ------------

Gross Profit                                                19,169              1,573,935

Operating Expenses                                       2,895,969              1,516,232
                                                      ------------           ------------

Income (Loss) from Operations                           (2,876,800)                57,703

Interest Expense (Net of Interest Income)                  260,688                 50,253
                                                      ------------           ------------


Net Income (Loss)                                     $ (3,137,488)          $      7,450
                                                      ============           ============

Income (Loss) Per Share
     Basic                                            $      (0.11)          $       0.00
     Diluted                                                                 $       0.00

Weighted Average Shares Outstanding
     Basic                                              28,664,822             25,825,655
     Diluted                                            28,664,822             27,208,342
See notes to condensed financial statements



                               PENNEXX FOODS, INC.
                            Statements of Cash Flows
                                   (Unaudited)


                                                           For the Three Month Period Ended
                                                                       March 31

                                                                  2003                    2002
                                                      -------------------------------------------
Cash Flows From Operating Activities
     Net income (loss)                                       $ (3,137,488)          $      7,450
     Adjustments
         Depreciation and amortization                            252,442                165,744
         Provision for doubtful accounts                           75,000
         Amortization of compensatory stock options                26,166                 26,166
         Changes in assets and liabilities:
              Trade receivables                                   127,367                 65,190
              Other receivables                                  (158,373)
              Inventory                                           (35,608)              (432,479)
              Prepaid expenses                                    105,297                (39,257)
              Accounts payable                                 (1,595,670)             1,010,944
              Accrued expenses                                    151,812                201,881
                                                             ------------           ------------

Net Cash Provided By (Used In) Operating Activities            (4,189,055)             1,005,639
                                                             ------------           ------------

Cash Flows From Investing Activities
     Purchase of property and equipment                          (353,639)              (787,604)
     Construction accounts payable                             (2,590,928)
     Other assets                                                                          1,527
                                                             ------------           ------------

Net Cash Used for Investing Activities                         (2,944,567)              (786,077)
                                                             ------------           ------------

Cash Flows From Financing Activities
     Proceeds from issuance of stock, net                       4,973,158
     Other Receivables                                         11,899,178
     Repayments of notes payable, net                          (9,533,985)
     Repayments on capital lease obligations                      (64,513)               (48,976)
                                                             ------------           ------------

Net Cash Provided by (Used in) Financing Activities             7,273,838                (48,976)
                                                             ------------           ------------

Net Increase in Cash                                              140,216                170,586

Cash, Beginning of Period                                         187,540              2,415,785
                                                             ------------           ------------

Cash, End of Period                                          $    327,756           $  2,586,371
Supplemental Disclosures of Cash Flow Information            ============           =============
     Interest Paid during the Period                         $    149,860           $     25,622

See notes to condensed financial statements





                               Pennexx Foods, Inc.
                       Statement of Shareholders' Deficit
                     Three Month Period ended March 31, 2003

                                   (Unaudited)


                                              Common Stock
                                             $.01 par value
                                      50,000,000 shares authorized

                                 Shares issued or                   Additional paid-in                    Deferred
                                     issuable           Amount            capital          Deficit      Compensation      Total
                                ----------------------------------------------------------------------------------------------------

Balance, January 1, 2003                 28,874,822        $288,749         $14,845,899  $(16,960,379)      $(209,326)  $(2,035,057)

Net loss                                                                                  ( 3,137,488)                   (3,137,488)

Amortization of Compensatory
options                                                                                                        26,166       26,166


Common Stock issued or issuable
for cash, net                             2,850,000          28,500           4,944,658                                   4,973,158
                                ----------------------------------------------------------------------------------------------------

Balance, March 31, 2003                  31,724,822        $317,249         $19,790,557  $(20,097,867)      $(183,160)   $ (173,221)
                                ====================================================================================================


See notes to condensed financial statements.


                               Pennexx Foods, Inc.
                     Notes to Condensed Financial Statements
                                 March 31, 2003

1. Basis of presentation.

         The unaudited condensed financial statements have been prepared by Pennexx Foods, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2003 and the results of its operations and cash flows for the three months then ended, have been included. The results of operations of the interim period are not necessarily indicative of the results for the full year.

2. Accounting policies.

         There have been no changes in accounting policies used by the Company during the period ended March 31, 2003.

3. Summary of business.

         The Company, incorporated on July 20, 1999 in the Commonwealth of Pennsylvania, prepares case-ready meat for distribution to food retailers in the Northeastern United States.

4. Inventory.

         The Company's inventories are valued at the lower of cost or market. Inventories consist of the following (amounts in thousands):


                                           March 31, 2003    December 31, 2002
                                           --------------    -----------------
Unfinished beef, pork, veal, lamb                 $1,127         $  873
Packaging supplies                                   814            759
Finished Goods                                       181            454
                                           --------------    -----------------
TOTAL                                             $2,122         $2,086
                                           ==============    =================

5. Note payable.

         The Company has established a $30 million credit line with its largest shareholder, Smithfield Foods, Inc. ("Smithfield"). However, the Company is in default under the Smithfield Credit Agreement (the "Credit Agreement"). The Company's outstanding balance under the Credit Agreement bears interest at 1% (3% during periods of default) above the prime rate announced from time to time by J.P. Morgan Chase & Co. and is secured by all of the Company's assets. The loan would have matured in 2006 in the absence of default, but because of the Company's default, Smithfield has exercised its right to demand that all amounts under the Credit Agreement become due and payable immediately. Consequently, the note payable is carried as a current liability.

         The Company's defaults under the Credit Agreement have resulted primarily from the Company's extremely large and continuing losses during the past 12 months.

         Smithfield had, prior to the Company's default, agreed to allow the Company to use a portion of the $30 million credit line to purchase, renovate and equip the Tabor Avenue Facility. Although the plant is substantially complete, some work is still ongoing. The project is currently running approximately $2.2 million over budget. To cover this overrun, the Company had requested the use of additional amounts under the line of credit and, although Smithfield had originally agreed to this request, it has, after the Company's default, declined to provide the requested funding. The Smithfield loan balance was as follows on the respective dates set forth below (amounts in thousands):



                                        April 30, 2003    March 31, 2003    December 31, 2002
                                        --------------    --------------    -----------------
   Principal Advances:
       Inventory and Receivables          $  4,420             $ 4,266            $  4,073
       Capital Expenditures                  7,014               7,014              16,741
   Accrued Interest                             45                  51                   0
                                       ------------       -------------    -----------------
   TOTAL                                  $ 11,479             $11,331            $ 20,814
                                       ============       =============    =================

6. Net loss per share.

         Basic earnings per share is computed using the weighted average number of common shares outstanding during the period.

7. Common Stock.

         In February, 2003 the Company sold 2,850,000 shares of common stock in a private placement of securities to investors at a price of $1.75 per share. The common stock which was sold was not registered under the Securities Act of 1933 (due to an available exemption from registration) and, consequently, the investors must hold the stock for an indefinite time period.

8. Reclassification.

         Certain amounts reported in the 2002 financial statements have been reclassified to conform with the 2003 presentation.

9. Operating Lease.

         On December 31, 2002 the Company entered into an operating lease program with Commerce Commercial Leasing, LLC, ("Commerce") wherein Commerce purchased from the Company approximately $11.9 million of equipment and leased it back to the Company for a term of 90 months with the Company having an option to terminate the lease after the 78th month. At the end of the lease, the Company also has the option of purchasing the equipment at fair market value, returning the equipment to Commerce or renewing the lease on a month-to-month basis. This program is guaranteed by Smithfield, for which, the Company is required to pay Smithfield 2% of the amount guaranteed. If the Company is in default, Commerce has several remedies including, but not limited to, canceling or terminating the lease program. By virtue of the failure to make a payment on May 1, 2003 in the amount of approximately $151,000, the Company is in default of the Commerce lease.

10. Going Concern.

         The Company's (a) default under the Smithfield Credit Agreement and the Commerce lease, (b) continuing losses, (c) increasing difficulty in obtaining meat and other necessary supplies, and (d) uncertain ability to secure additional funds from debt or equity transactions has created doubt concerning the Company's ability to continue as a going concern.

         Management is addressing these problems in three ways. First, management is seeking a loan or investment from third parties sufficient in amount to allow the Company to reach a forbearance agreement with Smithfield, or alternatively, an amount sufficient to repay the Smithfield indebtedness in its entirety. Although several potential investors have expressed preliminary interest in the Company, thus far, no one has committed any funds and there is no assurance that the Company will succeed in this effort. Second, management has identified principal sources of the losses in the past three months and has implemented steps to improve and to remedy the problems completely. Once these implementation steps are complete (estimated to be June 30, 2003), management believes increasing efficiencies will improve gross profit margins. Finally, management expects that sales growth based on expressions of interest from new and existing customers will enable gross profit to expand to cover the overheads incurred in operating the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Certain  information  contained in this  Quarterly  Report on Form 10-Q represents "forward-looking" statements (as defined in Section 27A of the Securities Act of 1933, as amended) that involve risks and uncertainties which may cause actual results to differ materially from those predicted in the forward-looking statements. If any of the Company's assumptions on which such statements are based prove incorrect, or should unanticipated circumstances arise, the Company's actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors, including, but not limited to, those listed under Item 6, "Note Regarding Forward-Looking Statements" in the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2002.

         Company Default Under Smithfield Credit Agreement and the Commerce Operating Lease

         The Company is in default under the Smithfield Credit Agreement (the "Credit Agreement"). See, Part II - - Other Information, Item 3., Defaults Upon Senior Securities. The defaults under the Credit Agreement have resulted primarily from the Company's extremely large and continuing losses during the past 12 months. As a result of the defaults, Smithfield has declared the outstanding principal amount of all loans and other obligations owed to it by the Company to be due and payable and has demanded immediate payment of all such amounts. Moreover, Smithfield has terminated its commitment to lend additional amounts under the Credit Agreement.

         By letter received by Pennexx on May 15, 2003, Smithfield advised the Company of its intention to sell the personal property collateral for its loan on May 30, 2003 unless Smithfield receives immediate payment of all amounts due under the loan or unless the parties reach another mutually satisfactory resolution of this matter.

         If the Company is unable to reach a forbearance agreement acceptable to Smithfield or to repay the Smithfield obligations, the Company will be unable to continue as a going concern.

         The Company is in discussions with potential investors to determine whether the Company can raise sums sufficient to obtain a Smithfield forbearance agreement, or alternatively, to repay the Smithfield obligations in full. Although certain investors have expressed preliminary interest in making such an investment, no one has, thus far, committed to do so, and there is no assurance that the Company will succeed in this effort. Moreover, even if the Company is able to raise such funds, the terms on which such funds can be raised may be dilutive to existing shareholders.

         By letter dated April 30, 2003, the Company engaged Morgan Joseph & Co., Inc. to render financial advisory and investment banking services to the Company. The Company agreed to pay Morgan Joseph a fee equal to 6% of the aggregate proceeds of junior capital raised by the Company and 1.5% of the aggregate senior debt committed to the Company if the transaction does not result in the sale of a contolling interest in the Company, or if the transaction does result in the sale of a controlling interest in the Company, 2% of the aggregate consideration; provided, however, that no compensation is payable to Morgan Joseph for up to $5 million of new capital recieved from Lampe Conway, LLC or its affiliates.

         The Company also failed to pay its monthly operating lease payment to Commerce which was due on May 1, 2003 in the amount of approximately $151,000. The Company has commenced discussions with Commerce concerning remedying the default if sufficient sums can be raised from investors.

         Results of Operations

         The three months ended March 31, 2003 was the first fiscal period in which the Tabor Avenue Facility was substantially complete. Operations during this period have been extremely disappointing. Although certain labor efficiencies have been achieved, the Company has experienced numerous unanticipated operating difficulties which have increased costs beyond management's expectations. In particular, the Company is finding that its meat yielding and tracking system is not performing as anticipated, with the concomitant result that meat yields are unsatisfactory and that the cost of meat as a percentage of sales is much higher than has historically been the case. In addition, the Company has identified several parts of the new equipment lines that are not working as had been anticipated. As a result, the Company has experienced labor costs in excess of those anticipated. As a result of these difficulties, and in particular as a result of the high cost of meat as a percentage of sales, the Company had virtually no gross profit in the March, 2003 quarter. This decline in gross profit ($1.5 million year over year) was made even more serious by the large increase in overhead expenses associated with operating the Philadelphia plant compared to smaller overhead expenses associated with operating the Pottstown plant.

         As a result of the Company's losses, the Company is out of compliance with the terms of virtually all of its vendors and is able to obtain supplies of meat and other necessary products only on a "cash on delivery" (COD) basis.

         Sales for the three-month period ended March 31, 2003 were $12.8 million, representing an increase of approximately $1.9 million or 17.4% over sales of $10.9 million from the corresponding period of 2002. This increase was primarily the result of the increase in the volume of products handled (due in part to increasing sales to existing customers as well as sales to new customers) which more than offset a change in the mix of products sold in favor of lower priced items. As the diversity of services that the Company offers continues to grow, customers are increasing both the range of products as well as the quantity ordered.

         Cost of goods sold for the three-month period ended March 31, 2003 was $12.8 million which resulted in a gross profit of approximately $20,000 or 0.2% of sales. By comparison, cost of goods sold for the three-month period ended March 31, 2002 was $9.4 million, which resulted in a gross profit of $1.6 million or 14.7% of sales. The Company's cost of goods sold is comprised of four main components: meat, direct payroll, supplies, and other. These items accounted for approximately 76%, 11% and 8%, and 5% of sales, respectively, in the three months ended March 31, 2003 as compared to 64%, 12%, 8% and 2% of sales for the corresponding period of the prior year.

         The Company typically negotiates a price for each cut of meat with each customer based on the customer's needs. Because meat cost represents the highest percentage of cost of goods sold, meat yield (the ratio of the weight of meat shipped to the customer divided by the weight of the raw cuts from the customer's meat was processed) is a major determinant of the Company's profit or loss. The Company recently identified a design flaw in the ground beef lines installed at the Tabor Avenue Facility. The design flaw has had the effect of reducing ground beef yield, and thereby increasing ground beef cost as a percentage of sales. Temporary steps have been implemented to reduce the effect of the flaw and a more permanent solution has been designed and order. If the Company survives, the replacement equipment (the aggregate cost of which is approximately $26,000), is expected to be installed by June 30, 2003 and is also expected to improve significantly the yield in the ground beef room.

         In addition, a second design flaw has prevented the Company from capturing critical real time yield data on all meat processed. This flaw allowed operating inefficiencies to go undetected for approximately three months. Now that this flaw has been identified, temporary steps have been taken to obtain more accurate data which, in turn, has allowed management to focus on the yield areas which need the most urgent attention. A complete overhaul of the current yield tracking system is currently being implemented. The new system is expected to provide the accurate detail necessary to identify and correct remaining inefficiencies. Because meat cost is the single biggest cost incurred by the Company, if the foregoing steps aimed at improving meat yield are successful, the Company's results of operations will improve significantly.

         Direct payroll declined as a percentage of sales in 2003 compared to 2002 due to increasing labor efficiencies and economies of scale and an increase in the volume of meat that is less labor intensive to cut, trim, and package. Notwithstanding this improvement, management is implementing changes to its packaging system to accommodate requests made by some of its key customers. These changes are expected to cause temporary labor inefficiencies, but once the change over to the new packaging system is complete, management expects direct payroll as a percentage of sales to decline to less than 11%.

         If the Company is able to remain in business, management believes that the Company will increase its production of ground beef substantially in coming fiscal periods. Although ground beef prices are lower than the average prices of all products produced previously, the decrease is expected to be more than offset by savings in labor, because the newly installed automated grinding equipment requires much less labor compared to the labor required for other products the Company produces. However, anticipated increases in gross profit resulting from the increase in ground beef production will be offset in part by higher quality control costs, and has thus far also been adversely affected by the operating problems referred to above. Quality control and assurance plays an important part in the Company's operations. The Company's planned modern laboratory will create efficiencies of costs even though the number of tests and additional types of tests will increase, and that is due to the cost savings realized through the avoidance of costs of outside laboratories.

         For 2003, the "other" cost of goods component includes approximately $452,000 (4% of sales) of leasing charges for production equipment. On December 31, 2002, the Company entered into an operating lease program with Commerce, the obligations of which are guaranteed by Smithfield. See "Liquidity and Capital Resources." The monthly lease payment approximates $151,000. If the Company had purchased rather than leased the equipment, it would have incurred increased interest and depreciation expense in approximately the same amount as the lease payments. The leasing charges are for $11.9 million of equipment operating leases through Commerce.

         Operating expenses for the three months ended March 31, 2003 were $2.9 million (23% of sales) as compared to $1.5 million (14% of sales) for the corresponding period of 2002. Of this $1.4 million increase, $1.1 million resulted from significant increases in the following major areas (amounts in thousands):


                                              Three Months Ended March 31
                                        ---------------------------------------
                                              2003          2002     Increase
                                              ----          ----     ---------
  Salaries, wages and related expenses        $902         $460        $442
  Consulting fees                              161           45         116
  Professional Fees                            145           56          89
  Shipping and handling                        395          285         110
  Repairs and maintenance                      191           75         116
  Utilities                                    190           63         127
  Cleaning                                     208           77         131

                                        ------------- ------------ -----------
  Total                                       $2,192       $1,061      $1,131
                                        ============= ============ ===========



    The reasons for these increases are as follows:

         Salaries,   wages  and   related   expenses   included   that  for  new
employees--the Chief Financial Officer, the Chief Operating Officer, and information technology personnel--who were not with the Company in the first quarter of 2002. In addition, due to the expansion undertaken after the first quarter of 2002, many of the departments experienced significant additions of personnel, such as maintenance, quality control, shipping and receiving, and office.

         For 2003, the Company engaged a marketing consultant whose fees are higher than the fees of a general business consultant engaged by the Company in 2002.

         Professional fees increased as a result of increased legal fees for representation in litigation (See Part II - - Other Information, Item 1, Legal Proceedings), preparation of documents between the Company and Smithfield, and general increases due to the expansion of the business.

         Shipping and handling charges increased because of the increase in sales, because of hiring outside trucking firms that were not used in the prior year, and because of increased distances in hauling product to the Company's customers.

         Repairs and maintenance expenses increased primarily due to the plant expansion, whereby the size of the premises was increased to 151,000 square feet and more than $12 million of new equipment was put into operation.

         Utilities increased to accommodate the increase in production and to supply the new, larger plant.

         Cleaning expense increased as a result of the increase in the size of the plant (compared to the Pottstown plant) as well as the increase in amount of equipment which requires cleaning, and partially as a result of the increase in sales (which requires more shifts and cleaning between shifts).

         Interest expense (net of interest income) for the three-month period ended March 31, 2003 was approximately $0.26 million compared to approximately $0.05 million for the comparable period of 2002. This increase in interest expense (net of interest income) is principally due to the increase in loan balance owed to Smithfield for both the Tabor Avenue facility and the inventory and accounts receivable loans. Also included in interest expense is a guarantee fee payable to Smithfield to compensate it for its guaranty of the operating lease obligations.

         The net loss for the three-month period of 2003 was approximately $3.1 million as compared to net income of $0.007 million for the first three months of 2002.

         Liquidity and Capital Resources

         General
         -------

         The Company has been chronically undercapitalized. In an effort to address its capital needs, the Company sold $13.0 million of common stock since June 2001 as follows:


                                                                Aggregate Consideration
   Date of Sale      Number of Shares      Price Per Share           (in thousands)
   ------------      ----------------      --------------             -------------
June, 2001                  12,510,161            $0.48                     $6,000
November, 2002               2,000,000             1.00                     $2,000
February, 2003               2,850,000             1.75                     $4,988
                     ------------------     ------------             --------------
TOTAL                       17,360,161            $0.75                    $12,988
                            ==========            =====                    =======


         In 2001, the Company secured a $30 million revolving line of credit from Smithfield and at the end of last year, a $11.9 million operating lease from Commerce (see discussion below). Smithfield guaranteed Pennexx's obligations to Commerce under operating leases for equipment installed at the Tabor Avenue Facility in exchange for the Company's payment of a guaranty fee. The amount of the guaranty reduced the $30 million Smithfield loan commitment.

         The Company borrowed $7.0 million from Smithfield (net of the repaid amount obtained from the leasing transaction early in 2003) to purchase, renovate and equip the Tabor Avenue Facility in 2002-03. However, the Company is now in default of the Smithfield loan. As a result, Smithfield has declared all amounts due and payable immediately, and is refusing to make any additional advances to the Company under the Credit Agreement. Because of substantial losses in the past 12 months and because of Smithfield's refusal to fund additional amounts under the Credit Agreement, the Company has depleted its cash resources as of mid-May, 2003.

         The Company does not have the ability to repay the Smithfield obligations. Moreover, a default under the Smithfield loan constitutes a default under the Company's obligation to Commerce. (However, the Company is independently in default of the Commerce lease) If the Company does not succeed in reaching a forebearance agreement with Smithfield or raising a sufficient sum to repay the Company's obligations to Smithfield, Smithfield will be entitled to take the Company's assets which it holds as collateral for the loan, and the Company will have to cease operations.

         The Company's purchases of supplies are made using the trade credit programs of suppliers, which allow the Company to purchase meat supplies with payment due within seven to ten days. As a result of the Company's losses and the resulting lack of cash, the Company is out of compliance with the terms of virtually all of its vendors and is currently able to obtain supplies of meat and other necessary products only on a "cash on delivery" (COD) basis. Although the Company's accounts payable decreased from $5.5 million at December 31, 2002 to $3.9 million at March 31, 2003 as a result of the cash raised from the February, 2003 equity sale, accounts payable have increased subsequent to March 31, 2003. This increase has served as a way of funding essential cash requirements during such time period.

         The Company's capital needs have increased over time due to continuing losses, increasing sales (necessitating increasing amounts of working capital), and the capital requirements associated with the acquisition, renovation, and equipping of the Tabor Avenue Facility. Even if the Company can survive the current Smithfield and Commerce defaults, management expects that losses will continue in the second quarter of 2003. Management bases this belief, in part, on the preliminary results of operations for April, 2003 (sales of $2.8 million, gross loss of $0.2 million, net loss of $1.2 million, and loss per share of $0.04). Moreover, if the Company can survive, the addition of potential new customers with which the Company has been negotiating for several months means that sales may increase in such periods as well. The confluence of these two trends will exacerbate the Company's liquidity difficulty. To remedy this problem, the Company will require additional capital (in addition to the amount necessary to satisfy Smithfield) or will need to seek the further indulgence of its vendors. There is no assurance that such additional capital can be obtained, or the terms on which it might be made available.

         The Company generally tries to maintain an inventory of meat supplies equal to between 60% and 75% of estimated weekly sales volume; however, at March 31, 2002, December 31, 2002, and March 31, 2003, inventory exceeded this range which had a correspondingly negative effect on the Company's liquidity.
Inventory  is  purchased  generally  on a daily basis and in advance  (i.e.,  in anticipation) of customer orders. When customer orders do not correspond with the Company's purchases, the Company sells the unordered meat through its employee retail outlet, offers it for sale at a discounted price to customers, or in some cases, freezes the unordered meat for later use. Misjudging customer orders can have a negative effect on liquidity (and results of operations) because of the short payment terms required by suppliers. Misjudging customer orders can also result in write-offs of unsaleable frozen inventory from time to time. In 2002, the Company wrote off $0.4 million of frozen inventory and in the three months ended March 31, 2003, the Company wrote off an additional $40,000 of frozen inventory.

         The Company's liquidity difficulty is made worse by the requirement that it pay for meat supplies sooner than it is able to get paid by its customers, and because, in the case of the Company's largest customer, its meat supplier is also the paying agent for the customer. The paying agent deducts current meat purchases from amounts owed to the Company by the customer before remitting payment to the Company. Moreover, the Company owed suppliers which are affiliates of Smithfield approximately $2.6 million, $0.2 million, and $0.5 million at December 31, 2002, March 31, 2003, and April 27, 2003, respectively.

         By letter dated May 19, 2003, Smithfield has exercised its rights to receive the proceeds of all Company accounts receivable. Because accounts receivable have recently been the sole source of Company cash flow, the exercise of this remedy will have an adverse effect on the Company; however, because the Company has been required to change its operations to accommodate its current straitened financial circumstances, such receivables are much lower than has historically been the case, and an existing arrangement with a supplier is, temporarily, allowing the Company to continue processing meat for its customers.

         On December 31, 2002 the Company entered into an operating lease program with Commerce pursuant to which the Company leased $11.9 million of equipment; the leasing program enabled the Company to retire $9.8 million of the Smithfield debt in January, 2003. The Company is obligated to pay Commerce approximately $1.8 million per year as the rental for the equipment. By contrast, the estimated interest savings on the repaid Smithfield debt and the depreciation expense avoided is approximately $0.4 million and $1.4 million per year, respectively. As discussed above, the Company has failed to make the most recent monthly lease payment.

         The Company's current ratio (current assets divided by current liabilities) at March 31, 2003 was 0.3 compared to 0.9 at December 31, 2002. The decrease in the current ratio primarily reflects the Company's net loss, the reclassification of the Smithfield loan as current due to the default, but the decrease was offset, in part, by the sale of equity in February, 2003. Consequently, to continue funding day-to-day operations, the Company will need to raise funds from a potential equity offering, but there is no assurance that funds can be obtained on such a basis.

         Tabor Avenue Facility
         ---------------------

         The Company has consolidated all operations in the Tabor Avenue Facility and has substantially completed the renovation and equipping of the plant. The cost of doing so was as follows:


     Renovation Costs                                          $   4.9

     Equipment Costs (Covered by Operating Lease)                 11.9

     Other Equipment and Costs                                     2.5
                                                        ------------------------

     Total                                                        19.3
                                                        ========================

         In addition to these expenses, the Company incurred moving expenses and other costs associated with the move to the new plant. The Company is amortizing the acquisition, renovation and related construction interest and transaction costs of the Tabor Avenue Facility over 39 years. The costs of moving and installing equipment in the new plant was capitalized and is being depreciated over five years.

         The new facility is intended to address space and automation issues. If the Company survives, Management believes that the new facility will allow the Company to accommodate a substantial increase in production orders and, after accounting  for the  increased  costs  associated
with the move (such as higher depreciation and debt service expenses), Management expects that such increased volume, if achieved, will lead to higher gross profits. In addition, the new plant offers the physical layout to improve the Company's automation which, after accounting for the costs of equipment acquisition, installation, and training, was intended to increase gross profits. Although management believes it will ultimately do so, the operating difficulties and design flaws referred to above have, thus far, decreased gross profits (and in fact created a gross loss in April, 2003). These projected increases in gross profit, in turn, are expected to help cover Company overheads.

         Prior to default Smithfield had agreed to allow the Company to use a portion of the $30 million credit line (see note 5 to financial statements) to allow the Company to purchase, renovate and equip the Tabor Avenue Facility. The project is currently running approximately $2.2 million over budget.

         As discussed above, the Company is planning to install new packaging lines to accommodate the requests of certain key customers. The cost of these lines, together with the costs of some additional grinding equipment, as well as the costs to correct the design flaws referred to above approximated $1.5 million in the aggregate. Because of the Company's financial condition it will need additional leeway on its operating lease with Commerce or will need to raise additional equity to pay for this equipment.

         Smithfield Loan
         ---------------

         For a discussion of the Company's default under the Smithfield Credit Agreement, see the discussion above under this Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Part II - Other Information, Item 3, Defaults Upon Senior Securities.

         The amount outstanding on the Smithfield line of credit was as follows on the dates indicated (amounts in thousands):



                                        April 30, 2003      March 31, 2003      December 31, 2002
                                        --------------    -----------------    ------------------
     Principal Advances:
         Inventory and Receivables          $ 4,420               $ 4,266                $  4,073
         Capital Expenditures                 7,014                 7,014                  16,741
     Accrued Interest                            45                    51                       0
                                         -----------      ----------------     ------------------
     TOTAL                                  $11,479               $11,331                $ 20,814
                                         ===========      ================     ==================

         The Company's line of credit with Smithfield (other than the portions used for approved Capital Expenditures or to support the Smithfield guaranty of the Commerce leases) was, prior to default, based primarily on eligible inventories and eligible accounts receivable. At March 31, 2003 and April 27, 2003, respectively, the Company had borrowed $4.3 million and $4.4 million against eligible accounts receivable and eligible inventory and, was overadvanced by $0.2 million and $1.3 million, respectively, or based on an ambiguity as interpreted by Smithfield, by $0.8 million and $1.8 million, respectively.

         The Company's working capital decreased by $8.8 million, from $(2.4) million at December 31, 2002 to $(11.2) million at March 31, 2003. This decrease resulted principally from the Company's net loss and the reclassification of the Smithfield note as a current liability, offset, in part by the sale of equity in February, 2003.

         Off Balance Sheet Arrangements and Other
         ----------------------------------------

         For a discussion of the operating lease with Commerce see footnote 9 of the financial statements.

         The Company has applied for up to $2.75 million of below-market rate loans through the Philadelphia Industrial Development Corporation (PIDC) and related entities with respect to the plant. The Company has agreed to pay down borrowings on the Smithfield line of credit by all amounts received as a result this application, and Smithfield has agreed to subordinate its mortgage and security interests to the liens of the lender(s) making any such loans to the Company. The Company does not know what effect, if any, the Company's defaults under the Smithfield Credit Agreement and Commerce lease will have on these applications.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         The Company's current assets are maintained exclusively in demand accounts and money market accounts at a commercial bank. Despite the credit risk associated with this concentration of assets, and the immaterial interest rate risk associated with the Company's money market investments, the Company does not believe it has any market risk from investment of assets.

Item 4.  Controls and Procedures

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

                          PART II - OTHER INFORMATION



Item 1.    Legal Proceedings

         There have been no material developments in the Company's previously reported litigation.

         Under a Contribution Agreement dated December 27, 2002 between Smithfield and the Company, Smithfield has the right for thirty days after any shares are delivered to Mr. Matthews in settlement of the Matthews litigation to purchase the number of shares issued to him at a price of $1.00 per share.

Item 3.  Defaults Upon Senior Securities

         At March 31, 2003, and as of the date of the filing of this Quarterly Report on Form 10-Q the Company was in violation of certain requirements of the Credit Agreement. See Part I - -

Financial Information, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         As a result of continuing losses, the Company was unable to pay Smithfield the $45,251.38 of interest due on April 30, 2003 or to make, on May 12, 2003, a required prepayment of the excess loan advance ($1.3 million or $1.8 million depending upon an ambiguity in the loan documents) created as a result of reductions in the Company's Eligible Inventory and Eligible Accounts Receivable.

         The Credit Agreement between the Company and Smithfield requires that the Company maintain positive shareholders' equity determined in accordance with generally accepted accounting principles (the "Net Worth Covenant"). At March 31, 2003, the Company's shareholders' equity was not positive; however, Smithfield waived any defaults relating to compliance with the Net Worth Covenant to June 30, 2003 provided that the Company remained current on all its trade payables to Smithfield affiliates. Because of continuing losses, the Company has failed to adhere to this condition and therefore, this waiver of the Company's covenant violation expired.

         The Credit Agreement prohibits the Company from making more than $100,000 of capital expenditures in any fiscal year without Smithfield's consent. This limitation was not practical in 2002 because of the acquisition of the Tabor Avenue Facility. Moreover, capital expenditures, primarily related to the Tabor Avenue Facility (through March 28, 2003), were $1.6 million. Smithfield has formally waived compliance with this requirement for 2002, and has also formally waived compliance for 2003 for expenditures of up to $137,974. In addition, Smithfield has informally waived compliance for expenditures of up to an additional $198,000. At March 31, 2003, the Company had incurred $354,000 of capital expenditures. However, payment for the equipment which has been ordered to correct the design flaws referred to above will, in the absence of Smithfield's consent, cause the Company to exceed the capital expenditure cap for 2003 assuming the Company's continued survival and the continuing existence of the Smithfield Credit Agreement.

         Because of the default, Smithfield has advised the Company that it will not make any further advances under the Credit Agreement, and has invited the Company to discuss giving Smithfield "peaceful possession" of the collateral for the loan (which represents substantially all of the Company's assets). By letter received by the Company on May 15, 2003, Smithfield advised the Company of its intention to sell the personal property collateral for its loan on May 30, 2003 unless Smithfield receives immediate payment of all amounts due under the loan or unless the parties reach another mutually satisfactory resolution of this matter. By letter dated May 19, 2003, Smithfield has exercised its rights to receive the proceeds of all Company accounts receivable. Because accounts receivable have recently been the sole source of Company cash flow, the exercise of this remedy will have an adverse effect on the Company; however, because the Company has been required to change its operations to accomodate its current straitened financial circumstances, such receivables are much lower than has historically been the case, and an existing arrangement with a supplier is, temporarily, allowing the Company to continue processing meat for its customers.

         Smithfield designed and engineered the operating lines at the Tabor Avenue Facility and created the yield tracking computer program used at startup. As stated above, the Company has discovered that there are certain flaws in the designs of the operating lines and also that the yield tracking software was ineffective. The Company believes that these flaws contibuted significantly to the losses in the first four months of 2003 and therefore, that Smithfield bears some responsibility for such losses (and the resulting Credit Agreement default).

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         99.1     Certificate Pursuant to 18 U.S.C. ss.1350.

(b)      Reports on Form 8-K

                  The Company filed Current Reports on Form 8-K dated May 8, 2003 and May 15, 2003. The information furnished therein was submitted under "Item 9, Regulation FD Disclosure." However, the information was provided under "Item 12, Disclosure of Results of Operations and Financial Condition" in accordance with a recent SEC directive.

                                   SIGNATURES
                                   ----------
         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  PENNEXX FOODS, INC.


                                  By:       /s/  Michael D. Queen
                                          --------------------------------------
                                                 Michael D. Queen, President


Date:    May 19, 2003


     I,   Michael D. Queen, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Pennexx Foods, Inc.;

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



                                                   /s/  Michael D. Queen
                                                   -----------------------------
                                                   Michael D. Queen
                                                   Chief Executive Officer

May 19, 2003


I, Joseph R. Beltrami, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Pennexx Foods, Inc.;

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



                                                   /s/  Joseph R. Beltrami
                                                   -----------------------------
                                                   Joseph R. Beltrami
                                                   Chief Financial Officer

May 19, 2003